Form 10QSB
period 1998-03-31
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 1998-06-03
CIK 1040863

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              March 31, 1998
                               --------------------------------------------

      ( )     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from:
                               --------------------------------------------

Commission file number:                            0-24031
                       ----------------------------------------------------

                 Integrated Business Systems and Services, Inc.
    -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         South Carolina                                57-0910139
    --------------------------------       --------------------------------
    (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

                  115 Atrium Way, Suite 128, Columbia, SC 29223
    -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (803) 736-5595
    -----------------------------------------------------------------------
                           (Issuer's telephone number)


    -----------------------------------------------------------------------
       (Former name, address or fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) YES ( )NO

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PROCEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
  ( ) YES  ( ) NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     7,987,763 shares of no par common shares outstanding at March 31, 1998
-------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one)       ( ) YES (X) NO

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                                      INDEX

                                                                                            PAGE
                                                                                            NUMBER
                                                                                            -------
PART I          FINANCIAL INFORMATION

                Item 1        Financial Statements

                              Balance Sheets - March 31, 1998 and
                              December 31, 1997                                                   3

                              Statements of Operations for the three months ended
                              March 31, 1998 and 1997                                             4

                              Statements of Cash Flows for the three months
                              ended March 31, 1998 and 1997                                       5

                              Notes to Consolidated Financial Statements                          6

                Item 2        Management's Discussion and Analysis of
                              Financial Condition and Results of Operations                    7-10

PART II         OTHER INFORMATION

                Items 1 - 6                                                                      11

SIGNATURES                                                                                       12

                 Integrated Business Systems and Services, Inc.
                                 Balance Sheets


                                                                          December 31,
                                                        MARCH 31, 1998       1997
                                                           (UNAUDITED)     (audited)
                                                         -------------   -------------
ASSETS
Current assets:
   Cash and cash equivalents                             $       5,820   $      84,649
   Accounts receivable                                         127,463         240,523
   Inventory                                                     3,962           3,962
   Prepaid commissions                                          54,629          37,410
   Other prepaid expenses                                       19,671          14,420
                                                         -------------   -------------

Total current assets                                           211,545         380,964
Capitalized software costs, net                                364,005         207,642
Property and equipment, net                                    151,886         115,559
Other assets                                                     2,743           3,318
                                                         -------------   -------------

Total assets                                             $     730,179   $     707,483
                                                         =============   =============


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
    Note payable                                         $      47,724   $      92,295
    Related party payable                                       10,000              --
    Long-term debt, current portion                             36,000          36,000
    Accounts payable                                           334,261         174,667
    Accrued liabilities:
      Accrued compensation and benefits                         77,338          68,151
      Accrued payroll taxes                                     98,018          13,700
      Other                                                     16,338          44,914
    Deferred revenue                                           106,763         107,803
                                                         -------------   -------------

Total current liabilities                                      726,442         537,530
Long-term debt, net of current portion                          69,000          78,000
                                                         -------------   -------------
Total liabilities                                              795,442         615,530
                                                         -------------   -------------

Commitments and contingencies                                       --              --

Shareholders' equity (deficiency):
   Class A common shares, voting, no par value,
      100,000,000 shares authorized, 7,987,763
      and 3,600,000 shares outstanding at
      December 31, 1997 and 1996, respectively.
                                                             1,700,959       1,700,959
   Accumulated deficit                                      (1,766,222)     (1,609,006)
                                                         -------------   -------------
Total shareholders' equity (deficiency)                        (65,263)         91,953
                                                         -------------   -------------

Total liabilities and shareholders' equity (deficiency)  $     730,179   $     707,483
                                                         =============   =============

   The accompanying notes are an integral part of these financial statements.

                 Integrated Business Systems and Services, Inc.
                            Statements of Operations
                                   (unaudited)

                                                          Three months ended March 31,
                                                         -----------------------------
                                                              1998            1997
                                                         -------------   -------------
REVENUES
Funded development and other services                    $     203,354   $     338,354
Hardware sales                                                  33,354         155,729
Maintenance                                                     71,219          34,255
                                                         -------------   -------------

Total revenues                                                 307,927         528,400
                                                         -------------   -------------

OPERATING EXPENSES
Cost of revenues                                               140,614         302,358
Research and development costs                                  24,446          78,344
General and administrative                                     254,310         240,369
Sales and marketing                                             40,663          43,752
                                                         -------------   -------------

         Total operating expenses                              460,033         664,823
                                                         -------------   -------------

         Loss from operations                                 (152,106)       (136,423)

Interest expense                                                 5,109          10,502
                                                         -------------   -------------

         Net Loss                                        $    (157,215)  $    (146,925)
                                                         =============   =============

Earnings (loss) per share:
    Basic and diluted                                    $       (0.02)  $       (0.04)
                                                         =============   =============

Weighted average common shares outstanding                   7,987,763       3,600,000
                                                         =============   =============

   The accompanying notes are an integral part of these financial statements.

                 Integrated Business Systems and Services, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                          Three months ended March 31,
                                                         -----------------------------
                                                             1998            1997
                                                         -------------   -------------
OPERATING ACTIVITIES
Net loss                                                 $    (157,215)  $    (146,925)
Adjustments to reconcile net loss to cash
used by operating activities:
   Depreciation                                                 12,802          12,138
   Amortization of software costs                                5,101           5,101
   Decrease (increase) in:
     Accounts receivable                                       113,060         (25,129)
     Inventory                                                      --           8,842
     Prepaid commissions                                       (17,219)        (10,095)
     Prepaid expenses and other assets                          (4,676)          1,949
  Increase (decrease) in:
     Accounts payable                                          159,594          89,918
     Accrued expenses                                           64,929          40,749
     Deferred revenue                                           (1,040)       (166,943)
                                                         -------------   -------------
Cash provided (used) by operating activities                   175,336        (190,395)
                                                         -------------   -------------

INVESTING ACTIVITIES
Purchases of property and equipment, net                       (49,129)          1,332
Capitalized internal software development costs               (161,464)             --
                                                         -------------   -------------
Cash (used) provided by investing activities                  (210,593)          1,332
                                                         -------------   -------------

FINANCING ACTIVITIES
Proceeds from (payments on) notes payable, net                 (44,572)        326,394
Payments on long-term debt                                      (9,000)        (30,400)
Payable to a related party                                      10,000          (2,500)
Deferred costs                                                      --         (69,202)
                                                         -------------   -------------
Cash (used) provided by financing activities                   (43,572)        224,292
                                                         -------------   -------------

Net (decrease) increase in cash                                (78,829)         35,229

Cash and cash equivalents at beginning of period                84,649          15,625
                                                         -------------   -------------
Cash and cash equivalents at end of period               $       5,820   $      50,854
                                                         =============   =============

   The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the audited financial statements and footnotes thereto included in the Company's registration statement on Form SB-1 (File no. 333-43437).

EARNINGS PER SHARE:

The computation of basic earnings (loss) per share and diluted earnings (loss) per share is in conformity with the provisions of Statement of financial Accounting Standards No. 128.

                                     PART I

                              FINANCIAL INFORMATION

                                     ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto.

Results of Operations

      For the three months ended March 31, 1998 as compared to the three months ended March 31, 1997

Revenues. Total revenues decreased $220,473 to $307,927 in the first quarter of 1998 from $528,400 in the first quarter 1997. This decrease was primarily attributable to a decrease of sales of integration services and data collection equipment due to the increased emphasis in the development of FIS 2.0. This decrease was offset in part by an increase in the hardware and software maintenance and support revenue due to one large customer obtaining software maintenance.

Cost of Revenues. Total cost of revenues decreased $161,744 to $140,614 in the first quarter of 1998 from $302,358 in the first quarter of 1998. This decrease was primarily attributable to a decrease in data collection equipment costs and integrated software costs as a result of lower sales levels. In addition, a shift in research and development activities to development of FIS 2.0 resulted in a reduction of salary expense.

The cost of revenues as a percentage of total revenues was 46% and 57% in the first quarters of 1998 and 1997, respectively. Accordingly, the gross margin was 54% and 43% in the first quarter of 1998 and 1997, respectively.

Research and Development. Research and development costs decreased $53,898 to $24,446 in the first quarter of 1998 from $78,344 in the first quarter of 1997. During the first quarter of 1998, the Company continued to focus on development activities related to the completion of Version 2.0 of the FIS System. Research and development costs represented approximately 8% and 15% of total revenues for the first quarter of 1998 and 1997, respectively. It is expected that the Manufacturing Execution Management (MEM) module of Version 2.0 of the FIS System will be available for general release during the third quarter of 1998. The MEM module is the fourth and final module scheduled to complete the FIS 2.0 system.

General and Administrative. General and administrative expenses, including interest expense, increased $8,548 to $259,419 in the first quarter of 1998 from $250,871 in the first quarter of 1997. This increase was primarily attributable to the addition of an administrative assistant to the President as well as the addition of a Vice President of Operations. The elimination of the in-house counsel and a reduction of travel costs offset these increases. Also there was a reduction in rent expense as the Raleigh, North Carolina office was closed in the fourth quarter of 1997. General and administrative expenses, including interest expense, represented approximately 84% and 47% of total revenues in the first quarter of 1998 and 1997, respectively.

Sales and Marketing. Sales and marketing expenses decreased $3,089 to $40,663 in the first quarter of 1998 from $43,752 in the first quarter of 1997. This decrease was primarily attributable to a decrease in sales commissions as a result of a lower sales volume. This decrease was offset by an increase in advertising. Sales and marketing expenses represented approximately 13% and 8% of total revenues in the first quarter of 1998 and 1997, respectively.

Financial Condition at March 31, 1998

Cash and cash equivalents decreased by $78,829 during the three months ended March 31, 1998 and were utilized mainly for working capital needs and to fund software development as previously discussed.

Accounts receivable decreased by $113,060 during the period, reflecting decreased sales of integration services and data collection equipment.

The increase in capitalized software is attributable to the continued focus on completion of Version 2.0 of the FIS System.

The $159,594 increase in accounts payable during the period is due to the continued research and development focus and cash availability. Management believes that it will be able to service these payables out of cash generated through operations and planned financing transactions.

Overall, the Company's current liabilities exceeded its current assets at March 31, 1998 by $514,897.

Liquidity and Capital Resources

Since its inception the Company has primarily financed its operations through revenues from operations, including funded research and development revenues, and occasional short term loans from the Company's principals or their acquaintances. The Company, however, has had a net loss every year of its existence except 1994, in which year it had net income of $31,373; therefore, the Company's operations have led to a growing working capital deficit and a decrease in shareholders' equity. Accordingly, the Company has had liquidity problems from time to time. As of March 31, 1998 the shareholders' deficit was $65,263. As of March 31, 1998 the Company's working capital deficit was $514,897.

In December 1995, the Company entered into a factoring arrangement that is currently being administered as a short term borrowing arrangement collateralized by accounts receivable, which generally permits borrowings of up to 75% of accounts receivable. In February 1996, the Company entered into a loan for $180,000 collateralized by substantially all of the assets of the Company. This loan is being repaid in sixty equal monthly installments.

The Company also issued two convertible promissory notes in March 1997 in the principal amount of approximately $190,000 to two investors, and, in March 1997, executed a promissory note to a significant vendor of the Company in the amount of approximately $320,000 in connection with various payments owed to this vendor.

On June 3, 1997, the Company sold 1,300,000 shares of Common Stock at a price of $0.50 (Cdn.) per share for gross proceeds to the Company, after payment of a commission to Wolverton Securities Ltd. ("Wolverton"), of approximately $420,000. After deducting offering costs of approximately $100,000 the net proceeds to the Company from that offering were approximately $320,000.

In the fourth quarter of 1996, the Company made a strategic decision to concentrate on completing the FIS System Version 2.0, and initiating the sales and marketing efforts relating thereto. Accordingly, during the period this development continues, the Company expects a reduction in revenues and an increase in sales and marketing expenses.

On November 26, 1997, the Company consummated an initial public offering of its common stock. In this initial public offering, the Company sold 2,500,000 shares of Common Stock at a price of $1.00 (Cdn.) per share for gross proceeds to the Company, after payment of Wolverton's commission, of approximately $1,587,000. After deducting offering costs of approximately $368,000, the net proceeds to the Company from that offering were approximately $1,219,000. The Company used a portion of these proceeds to repay the promissory note to a significant vendor of the Company in the amount of approximately $320,000 discussed above.

In addition, in connection with the consummation of the initial public offering, one of the convertible notes issued by the Company in March 1997 in the principal amount of $116,700 was converted into shares of Common Stock. The other convertible note in the principal amount of $70,532 plus approximately $5,100 in interest was repaid by the Company with a portion of the proceeds from the initial public offering.

On April 24, 1998, the Company issued 100,000 share of Common Stock at a price of $1.00 (Cdn.) per share pursuant to the exercise by Wolverton of 100,000 of the Warrants. The gross proceeds to the Company from the exercise of such Warrants were approximately $69,000.

The Company leases its principal facilities under a noncancellable operating lease expiring in October 1999. The lease is subject to annual adjustments for facility operating costs in excess of an established base year. The minimum annual commitment for rent under this lease is approximately $120,000. Rent expense under this lease in 1997 and 1996 was approximately $134,000 and $123,000, respectively.

The Company expects that the proceeds from its initial public offering and a proposed private placement along with revenues generated from operations will be adequate to meet the Company's projected working capital and other cash requirements for at least the next 12 months, which is the period the Company believes will be required to implement and achieve its business objectives. Management intends, however, to closely follow the Company's progress and to reduce expenses if the Company's strategies outlined herein do not result in sufficient revenues within a reasonable period. Any such reduction will involve scaling back, delaying or postponing those development activities that are not essential to the Company achieving its stated objectives. In any event, the working capital deficit will continue to grow unless and until revenues increase sufficiently to meet expenditure levels.

PROPOSED PRIVATE PLACEMENT

As it is likely that the Company will require additional financing in the future, the Company continues to evaluate additional means of financing, including additional debt or equity financing. In this connection, on April 22, 1998, the Company executed a letter of intent with Crescent Capital Advisors, Inc. ("Crescent") in contemplation of a proposed private placement (the "Private Placement") of five-year convertible notes (the "Notes") in the aggregate principal amount of up to $500,000 and two-year stock purchase warrants (the "Crescent Warrants") entitling the holders to purchase approximately 1.08 shares of Common Stock for each $1.00 outstanding principal amount under the Notes (up to an aggregate of 541,667 shares of Common Stock.) The Notes, the Crescent Warrants and the Common Stock issuable upon conversion of the Notes and the exercise of the Crescent Warrants are expected to be issued pursuant to exemptions from the registration requirements of federal and state securities laws. Consequently, the transfer of such securities will be substantially limited during the first two years following their issuance. As proposed, the Notes will carry an annual interest rate of 12% and will be convertible at the option of the holder at any time after their issuance into shares of Common Stock at conversion rates ranging from $0.923 during the first year of the Notes up to $1.623 during the fifth year of the Notes. The closing of the proposed Private Placement is subject to various conditions, including negotiation of definitive offering and purchase documentation, favorable completion of due diligence by Crescent, receipt by the Company and Crescent of applicable third-party consents and satisfaction of applicable regulatory requirements. There can be no assurance that the conditions for the Private Placement will be met or that the Private Placement will otherwise be completed as currently contemplated by the Company and Crescent. If the Company is not successful in increasing its revenues or in securing additional financing, such as that proposed pursuant to the Private Placement, the Company could be forced to delay or eliminate some of its product development and/or sales and marketing initiatives which would have an adverse impact upon the Company's business, results of operations and prospects.

THE YEAR 2000

It is possible that the Company's currently installed computer systems, software products or other business systems, or those of the Company's vendors, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate or output dates in the years 1999, 2000 or thereafter without error or interruption (commonly known as the "Year 2000" problem). The Company has conducted a review of its business systems, including its computer systems, and is querying its vendors as to their progress in identifying and addressing problems that their computer systems may face in correctly processing date information as the year 2000 approaches and is reached. However, there can be no assurance that the Company will identify all such Year 2000 problems in its computer systems or those of its vendors or resellers in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. Maintenance or modification costs will be expensed as incurred, while the costs of any new software will be capitalized over the software's useful life.

                                     PART II

                                OTHER INFORMATION


Item 1                    LEGAL PROCEEDINGS

                          The Company is not party to any pending litigation.

Item 2                    CHANGES IN SECURITIES

                          This item is not applicable

Item 3                    DEFAULTS UPON SENIOR SECURITIES

                          This item is not applicable.

Item 4                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                          This item is not applicable.

Item 5                    OTHER INFORMATION

                          This item is not applicable

Item 6                    EXHIBITS AND REPORTS

                          There were no Form 8-K filings during the period.

                          The Financial Data Schedule is included herein as
                          Exhibit 27.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned hereunto duly authorized.

Integration Business Systems and Services, Inc.
                  (Registrant)




/S/ Harry P. Langley
-------------------------------------
Harry P. Langley
President, Treasurer, Chief Executive
Officer, Chief Financial Officer and
Chairman of the Board



Date:    June 1, 1998