Form 10QSB
period 1998-06-30
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 1998-08-14
CIK 1040863

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark one)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          June 30, 1998
                                         -------------

( )     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transaction period from:

Commission File number:                 0-24031
                                        -------

                 Integrated Business Systems and Services, Inc.
                 ----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        South Carolina                                           57-0910139
        --------------                                           ----------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

                  115 Atrium Way, Suite 128, Columbia, SC 29223
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (803) 736-5595
                                 --------------
                           (Issuer's telephone number)


       -------------------------------------------------------------------
       (Former Name, address or fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) YES ( ) NO

               APPLICABLE ONLY TO ISSURERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ( ) YES ( ) NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date:

      8,202,563 shares of no par common shares outstanding at June 30, 1998
      ---------------------------------------------------------------------

Transitional Small Business Disclose Format (check one)     (  ) YES  (X)  NO

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                                      INDEX



                                                                                              PAGE
                                                                                             NUMBER
                                                                                             ------
PART I            FINANCIAL INFORMATION

                  Item 1              Financial Statements

                                      Balance Sheets - June 30, 1998 and
                                      December 31, 1997                                        3

                                      Statements of Operations for the six months ended
                                      June 30, 1998 and 1997                                   4

                                      Statements of Cash Flows for the six months
                                      ended June 30, 1998 and 1997                             5

                                      Notes to Consolidated Financial Statements               6

                  Item 2              Management's Discussion and Analysis of
                                      Financial Condition and Results of Operations          7 - 10

PART II           OTHER INFORMATION

                  Items 1 - 6                                                                  11

SIGNATURES                                                                                     12

                  INTEGRATED BUSINESS SYSTEMS & SERVICES, INC.
                                  BALANCE SHEET

                                                                                         JUNE 30,        DECEMBER 31,
                                                                                          1998              1997
                                                                                       (UNAUDITED)       (UNAUDITED)
                                                                                       ----------        ------------
ASSETS
Current assets:
      Cash and cash equivalents                                                        $   60,210        $   84,649
      Accounts receivable                                                                 139,215           240,523
      Inventory                                                                             3,962             3,962
      Prepaid commissions                                                                  47,604            14,420
      Other prepaid expenses                                                               68,043            37,410
                                                                                       ----------        ----------

Total current assets                                                                      319,034           380,964
Capitalized software costs, net                                                           569,385           207,642
Property and equipment, net                                                               163,753           115,559
Other assets                                                                                2,743             3,318
                                                                                       ----------        ----------

Total assets                                                                           $1,054,915        $  707,483
                                                                                       ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
      Notes payable                                                                    $   66,460        $   92,295
      Long-term debt, current portion                                                      36,000            36,000
      Accounts payable                                                                    134,434           174,667
      Accrued liabilities
        Accrued compensation and benefits                                                  72,823            68,151
        Accrued payroll taxes                                                             204,652            13,700
        Other                                                                             199,250            44,914
      Deferred revenue                                                                     71,663           107,803
                                                                                       ----------        ----------

Total current liabilities                                                                 785,282           537,530
Long-term debt, net of current portion                                                    560,000            78,000
                                                                                       ----------        ----------
Total liabilities                                                                       1,345,282           615,530

Commitments and contingencies                                                                   -                 -

Stockholders' equity (deficiency):
      Class A common shares, voting, no par value, 1000,000,000 shares authorized, 8,202,563 and 7,987,763 shares outstanding at June 30, 1998 and December 31, 1997 respectively
                                                                                        1,849,813         1,700,959
      Accumulated deficit                                                              -2,140,180        -1,609,006
                                                                                       ----------        ----------
Total shareholders' equity (deficiency)                                                  -290,367            91,953
                                                                                       ----------        ----------

Total liabilities and shareholders' equity (deficiency)                                $1,054,915        $  707,483
                                                                                       ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                             STATEMENT OF OPERATIONS
                                  (UNDAUDITED)


                                                      SIX MONTHS ENDED JUNE 30
                                                  -------------------------------
                                                      1998                1997
                                                  -----------         -----------
REVENUES
Funded development and other services             $   325,476         $   735,469
Hardware sales                                         50,703             235,073
Software licensing                                     36,590                   0
Maintenance                                           153,622              85,564
                                                  -----------         -----------


      Total revenues                                  566,391           1,056,106
                                                  -----------         -----------


OPERATING EXPENSES

Cost of revenues                                      258,146             527,161
Research and development costs                         43,132             205,114
General and administrative                            611,954             458,016
Sales and marketing                                   167,164              98,421
                                                  -----------         -----------

      Total operating expenses                      1,080,396           1,288,712
                                                  -----------         -----------

      Loss from operations                           (514,005)           (232,606)

Interest expense                                       17,168              31,065
                                                  -----------         -----------

      Net loss                                    $  (531,173)        $  (263,671)
                                                  ===========         ===========

Earnings (loss) per share:
                                                  -----------         -----------
      Basic and diluted                           $      0.07         $      0.07
                                                  ===========         ===========
Weighted average common shares outstanding          8,066,466           3,600,000
                                                  ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                             SIX MONTHS ENDED JUNE 30
                                                        -------------------------------
                                                            1998               1997
                                                        ------------      -------------
OPERATING ACTIVITIES
Net loss                                                $  (531,173)      $  (263,671)
Adjustments to reconcile net loss to cash
used by operating activities:
  Depreciation                                               28,010            24,007
  Amortization of software costs                             10,201            10,201
  Decrease (increase) in:
    Accounts receivable                                     101,309          (176,035)
    Inventory                                                     0             8,842
    Prepaid commissions                                     (30,634)          (27,694)
    Prepaid expenses and other assets                       (33,183)          (10,330)
    Refundable deposits                                         575                 0
    Deferred costs                                                0          (238,325)
  Increase (decrease) in:
    Accounts payable                                        102,838          (111,552)
    Accrued expenses                                        206,887            60,517
    Deferred revenue                                        (36,140)         (277,126)
    Payable to a related party                                    0           (36,055)
                                                        -----------       -----------
Cash (used) provided by operating activities               (181,310)       (1,037,221)
                                                        -----------       -----------

INVESTING ACTIVITIES
Purchases of property and equipment, net                    (76,204)           (1,244)
Capitalized internal software development costs            (371,944)          (25,501)
                                                        -----------       -----------
Cash used by investing activities                          (448,148)          (26,745)
                                                        -----------       -----------

FINANCING ACTIVITIES
Proceeds from (payments on) notes payable, net              (25,835)          520,998
Proceeds from long-term debt                                500,000           107,788
Payments on long-term debt                                  (18,000)          (18,000)
Sale of common shares                                       148,854           472,109
                                                        -----------       -----------
Cash provided (used) by financing activities                605,019         1,082,895
                                                        -----------       -----------

Net increase (decrease) in cash                             (24,439)           18,929
Cash and cash equivalents at beginning of period             84,649            15,625
                                                        -----------       -----------
Cash and cash equivalents at end of period              $    60,210       $    34,554
                                                        ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the audited financial statements and footnotes thereto included in the Company's registration statement on Form SB-1 (File no. 333-43437).

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

Results of Operations

   For the six months ended June 30, 1998 as compared to the six months ended June 30, 1997

Revenues. Total revenues decreased $489,715 to $566,691 in the first six months of 1998 from $1,056,106 in the first six months of 1997. This decrease was primarily attributable to a decrease of sales of integration services and data collection equipment due to the increased emphasis in the development of FIS
2.0. This decrease was offset in part by an increase in software Licensing revenue and in the hardware and software maintenance and support revenue.

Cost of Revenues. Total cost of revenues decreased $269,015 to $258,146 in the first six months of 1998 from $527,161 in the first six months of 1997. This decrease was primarily attributable to a decrease in data collection equipment costs and integrated software costs as a result of lower sales levels. In addition, a shift in research and development activities to development of FIS
2.0 resulted in a reduction of salary expense.

The cost of revenues as a percentage of total revenues was 46% and 50% in the first six months of 1998 and 1997, respectively. Accordingly, the gross margin was 54% and 50% in the first six months of 1998 and 1997, respectively.

Research and Development. Research and development costs decreased $161,982 to $43,132 in the first six months of 1998 from $205,114 in the first six months of 1998. During the first six months of 1998, the Company continued to focus on development activities related to the completion of Version 2.0 of the FIS System. Research and development costs represented approximately 8% and 19% of the total revenues for the first six months of 1998 and 1997, respectively. It is expected that the Manufacturing Execution Management (MEM) module of Version
2.0 of the FIS System will be available for general release during the third quarter of 1998. The MEM module is the fourth and final module scheduled to complete the FIS 2.0 system.

General and Administrative. General and administrative expenses, including interest expense, increased $140,040 to $629,122 in the first six months of 1998 from $489,082 in the first six months of 1997. This increase was partially attributable to the addition of an administrative assistant to the President, a Vice President of Operations and a systems engineer. The elimination of the in-house counsel and the reduction of salaries of the principals as well as a reduction in rent expense as the Raleigh, North Carolina office was closed in the fourth quarter of 1997, helped offset these increases. An increase in the professional fees accounted for the major increase in general and administrative expenses. General and administrative expenses, including interest expense, represented approximately 111% and 46% of total revenues in the first six months of 1998 and 1997, respectively.

Sales and Marketing. Sales and marketing expenses increase $68,743 to $167,164 in the first six months of 1998 from $98,421 in the first six months of 1997. This increase was primarily attributable to an increase in the development of marketing materials, the attendance of the International Hosiery Exposition and Conference as an exhibitor and the development of a Web Site as well as an increase in travel expenses. This increase was partially offset by a decrease in marketing commission due to a decrease in sales. Sales and marketing expenses represented approximately 30% and 9% of total revenues for 1998 and 1997, respectively.


Financial Condition at June 30, 1998

Cash and cash equivalents decreased by $24,439 during the six months ended June 30, 1998, and were utilized mainly for working capital needs and to fund software development as previously discussed.

Accounts receivable decreased by $101,309 during the period, reflecting decreased sales of integration services and data collection equipment.

The $261,743 increase in capitalized software is mainly attributable to the continued focus on completion of Version 2.0 of the FIS System.

The $247,752 increase in current liabilities during the period is due to the continued research and development focus and cash availability. Management believes that it will be able to service these payables out of cash generated through operations and planned financing transactions.

Overall, the Company's current liabilities exceeded its current assets at June 30, 1998 by $466,249.

Liquidity and Capital Resources

Since its inception the Company has primarily financed its operations through revenues from operations, including funded research and development revenues, and occasional short term loans from the Company's principals or their acquaintances. The Company, however, has had a net loss every year of its existence except 1994, in which year it had net income of $31,373; therefore, the Company's operations have led to a growing working capital deficit and a decrease in share-holders' equity. Accordingly, the Company has had liquidity problems from time to time. As of June 30, 1998 the shareholders' deficit was $290,367. As of June 30, 1998 the Company's working capital deficit was $466,249.

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

On June 3, 1997, the Company sold 1,300,000 shares of Common Stock at a price of $0.50 (Cdn.) per share for gross proceeds to the Company, after payment of a commission to Wolverton Securities Ltd. ("Wolverton"), of approximately $420,000. After deducting offering costs of approximately $100,000 the net proceeds to the Company from that offering were approximately $320,000.00

In the fourth quarter of 1996, the Company made a strategic decision to concentrate on completing the FIS System Version 2.0, and initiating the sales and marketing efforts relating thereto. Accordingly, during the period this development continues, the Company expects a reduction in revenues and an increase in sales and marketing expenses.

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

On April 24, 1998, the Company issued 100,000 shares of Common Stock at a price of $1.00 (Cdn.) per share pursuant to the exercise by Wolverton of 100,000 of the Warrants. The gross proceeds to the Company from the exercise of such Warrants were approximately $69,000.

On May 12, 1998, the Company issued 50,000 shares of Common Stock at a price of $1.00 (Cdn.) per share pursuant to the exercise of 50,000 of the Warrants. The Gross proceeds to the company from the exercise of such Warrants were $35,000.

On May 19, 1998, the Company issued 50,000 shares of Common Stock at a price of $1.00 (Cdn.) per share pursuant to the exercise of 50,000 of the Warrants. The Gross proceeds to the company from the exercise of such Warrants were $34,000.

On June 12, 1998, the Company completed a private placement of five-year convertible notes in the amount of $500,000 (or C$715,000, using an exchange rate of US$1.00 - C$1.43) and non-transferable share purchase warrants entitling the holders to purchase an aggregate of 541,000 common shares of the Company. The notes, which bear interest at the rate of 12% per year, may be converted into common shares of the Company at a conversion price of US$0.923 (or C$1.32) during the first year and, during each of the remaining four years of the term of the notes, a conversion price that is higher than the conversion price in the previous year by US$0.175 (or C$0.25) per share.

The Company expects that the proceeds from its capital raising activities along with revenues generated from operations will be adequate to meet the Company's projected working capital and other cash requirements for at least the next 6 months, which is the period the Company believes will be required to implement and achieve its business objectives. Management intends, however, to closely follow the Company's progress and to reduce expenses if the Company's strategies do not result in sufficient revenues within a reasonable period. Any such reduction will involve scaling back, delaying or postponing those development activities that are not essential to the Company achieving its stated objectives. In any event, the working capital deficit will continue to grow unless and until revenues increase sufficiently to meet expenditure levels.

The Year 2000

It is possible that the Company's currently installed computer systems, software products or other business systems, or those of the Company's vendors, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate or output dates in the years 1999, 2000 or thereafter without error or interruption (commonly know as the "Year 2000" problem). The Company has conducted a review of its business systems, including its computer systems, and is querying its vendors as to their progress in identifying and addressing problems that their computer systems may face in correctly processing date information as the year 2000 approaches and is reached. However, there can be not assurance that the Company will identify all such Year 2000 problems in its computer systems or those of its vendors or resellers in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problem, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. Maintenance or modification costs will be expensed as incurred, while the costs of any new software will be capitalized over the software's useful life.

This Form 1O-QSB contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Form 10-QSB that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations include, among other things, the risks associated with start-up companies, including start-up losses, liquidity problems, uncertainty of revenues, markets, profitability and the need for additional funding; the risks that the Company may be unable to raise additional capital through private financings, debt or equity offerings or collaborative arrangements with others on acceptable terms; intense competition from a variety of competitors with greater resources and market acceptance; the Company's limited experience in assembling a sales and marketing team and strategy; the potential need to make continuing significant investments in software development in response to rapidly evolving technologies and technological shifts; the risks associated with the potential loss of one or more key customers of the Company; the Company's dependence upon key personnel; the challenges and uncertainties in the implementation of the Company's expansion and development strategies; and other factors described in other reports filed by the Company with the Securities and Exchange Commission.

                                     PART II

                                OTHER INFORMATION

Item 1            LEGAL PROCEEDINGS

                  The Company is not party to any pending litigation.

Item 2            CHANGES IN SECURITIES

                  During the three months ended June 30, 1998, the securities identified below were issued by the Company without registration under the Securities Act of 1933, as amended (the "1933 Act"). In each case, all of the shares were issued pursuant to the exemption from registration contained in
                  Section 4(2) and Rule 506 of Regulation D of the 1933 Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that each purchaser was given or had access to detailed financial and other information with respect to the Company and possessed requisite financial sophistication. On June 12, 1998, the Company, through a private placement, issued an aggregate of US$500,000 (or C$715,000) aggregate principal amount of 5-year convertible notes and 2-year nontransferable share purchase warrants for the purchase of up to 541,000 shares of the Company's common stock to four U.S. investors and one limited partnership. The convertible notes, which bear interest at the rate of 12% per year, are convertible into common stock of the Company at a conversion price of US$0.923 (or C$1.32) during the first year (for an aggregate purchase of up to 541,711 shares of common stock) and, during each of the remaining four years of the term of the notes, at a conversion price that is higher in each succeeding year than the conversion price in the previous year by an amount of US$0.175 (or C$0.25) per share. The exercise price of the warrants is US$0.923 (or C$1.32) per share in the first year and US$1.061 (or C$1.57) in the second year.

Item 3            DEFAULTS UPON SENIOR SECURITIES

                  This item is not applicable.

Item 4            SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                  (a) The Company's annual meeting of shareholders was held on June 26, 1998.

                  (b) The three directors listed in subsection (c) below were elected at the meeting. The Company had no other director whose term of office continued after the meeting.

                  (c)  Matters approved at the meeting:

                       (i)     Election of directors:

                                                        Number of Shares
                                                  ----------------------------
                          Nominees                  For     Withhold Authority
                          --------                  ---     ------------------
                          Harry P. Langley       4,451,629          2,500
                          George E. Mendenhall   4,451,629          2,500
                          Stuart E. Massey       4,451,629          2,500

                       (ii) Proposal to ratify grants and amendments of stock options of affiliates:

                             For       Against     Abstain    Broker Non-Vote
                             ---       -------     -------    ---------------
                          3,842,850     5,500       2,200         603,579

                       (iii) Proposal to approve future private placement financings:

                             For       Against     Abstain    Broker Non-Vote
                             ---       -------     -------    ---------------
                          3,842,850     7,500         200         603,579

                       (iv) Proposal to ratify the appointment of Scott, Holloway & McElveen, LLP as the Company's independent auditors for the fiscal year ending December 31, 1998:

                             For       Against     Abstain
                             ---       -------     -------
                          4,449,629     2,500       2,000

Item 5            OTHER INFORMATION

                  This item is not applicable.

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

Integrated Business Systems and Services, Inc.
              (Registrant)


/s/Harry P. Langley
--------------------------------------
Harry P. Langley
President, Treasurer, Chief Executive
Officer, Chief Financial Officer and
Chairman of the Board


Date:             August 13 1998