Form 10QSB
period 1998-09-30
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 1998-11-16
CIK 1040863

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB


(Mark one)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:            September 30, 1998

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


---------------------------------------------------------------------------
   (Former Name, address or fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) YES ( ) NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      8,388,663 shares of no par common shares outstanding at September 30, 1998
      --------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one)    ( ) YES  (X) NO

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                                     INDEX

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                            ------
PART I           FINANCIAL INFORMATION

                 Item 1             Financial Statements

                                    Balance Sheets - September 30, 1998 and
                                    December 31, 1997                                                            3

                                    Statements of Operations for the nine months ended
                                    September 30, 1998 and 1997                                                  4

                                    Statements of Cash Flows for the nine months
                                    ended September 30, 1998 and 1997                                            5

                                    Notes to Consolidated Financial Statements                                   6

                Item 2              Management's Discussion and Analysis of                                 7 - 11
                                    Financial Condition and Results of Operations

PART II         OTHER INFORMATION

                Items 1 - 6                                                                                     12


SIGNATURES                                                                                                      13

                  INTEGRATED BUSINESS SYSTEMS & SERVICES, INC.
                                 BALANCE SHEETS


                                                                                 SEPTEMBER 30         DECEMBER 31,
                                                                                    1998                 1997
                                                                                 (UNAUDITED)          (AUDITED)
                                                                                ----------------------------------
ASSETS
Current assets:
       Cash and cash equivalents                                               $     1,585             $    84,649
       Accounts receivable                                                          64,650                 240,523
       Inventory                                                                     3,962                   3,962
       Prepaid commissions                                                          22,137                  14,420
       Other prepaid expenses                                                       19,321                  37,410
                                                                                ----------------------------------

Total current assets                                                               111,655                 380,964
Capitalized software costs, net                                                    790,755                 207,642
Property and equipment, net                                                        150,786                 115,559
Other assets                                                                         2,743                   3,318
                                                                                ----------------------------------

Total assets                                                                   $ 1,055,939             $   707,483
                                                                                ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
       Notes payable                                                           $    75,469             $    92,295
       Long-term debt, current portion                                              39,000                  36,000
       Accounts payable                                                            138,180                 174,667
       Accrued liabilities
         Accrued compensation and benefits                                          86,868                  68,151
         Accrued payroll taxes                                                     320,284                  13,700
         Other                                                                     378,189                  44,914
       Deferred revenue                                                             27,835                 107,803
                                                                                ----------------------------------

Total current liabilities                                                        1,065,825                 537,530
Long-term debt, net of current portion                                             551,000                  78,000
                                                                                ----------------------------------
Total liabilities                                                                1,616,825                 615,530

Commitments and contingencies                                                           --                      --

Stockholders' equity (deficiency):
       Class A common shares, voting, no par value, 100,000,000 shares authorized, 8,388,663 and 7,987,763 shares outstanding at
         September 30, 1998 and December 31, 1997 respectively
                                                                                 1,976,061               1,700,959
       Accumulated deficit                                                      (2,536,948)             (1,609,006)
                                                                               -----------------------------------
Total shareholders' equity (deficiency)                                           (560,887)                 91,953
                                                                                ----------------------------------

Total liabilities and shareholders' equity (deficiency)                        $ 1,055,938             $   707,483
                                                                               ===================================

   The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                            Statements of Operations
                                  (Unaudited)

                                                                        THREE MONTHS                           NINE MONTHS
                                                                     ENDED SEPTEMBER 30                    ENDED SEPTEMBER 30
                                                               ------------------------------        ------------------------------
                                                                  1998               1997               1998               1997
                                                               ------------------------------        ------------------------------
REVENUES

Funded development and other services                          $    54,665        $   272,087        $   380,141        $ 1,039,558
Hardware sales                                                      37,981             44,586             88,684            279,659
Software licensing                                                   2,779             46,150             39,369                  0
Maintenance                                                         76,924             41,449            230,546            141,161
                                                               ------------------------------        ------------------------------

       Total revenues                                              172,349            404,272            738,740          1,460,378
                                                               ------------------------------        ------------------------------

OPERATING EXPENSES

Cost of revenues                                                   109,709            174,537            367,855            701,697
Research and development costs                                      11,289             72,688             54,420            277,802
General and administrative                                         277,614            225,694            889,568            683,711
Sales and marketing                                                147,603            129,655            314,767            228,077
                                                               ------------------------------        ------------------------------

       Total operating expenses                                    546,215            602,574          1,626,610          1,891,287
                                                               ------------------------------        ------------------------------
       Loss from operations                                       (373,866)          (198,302)          (887,870)          (430,909)

Interest expense                                                    22,903             38,056             40,070             69,121
                                                               ------------------------------        ------------------------------

       Net loss                                                $  (396,769)       $  (236,358)       $  (927,940)       $  (500,030)
                                                               ==============================        ==============================
Earnings (loss) per share:
                                                               ==============================        ==============================
       Basic and diluted                                       $     (0.05)       $     (0.07)       $     (0.11)       $     (0.14)
                                                               ==============================          ============================

                                                               ==============================       ===============================
Weighted average common shares outstanding                       8,142,835          3,600,000          8,142,835          3,600,000
                                                               ==============================       ===============================

   The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                          NINE MONTHS
                                                                                       ENDED SEPTEMBER 30
                                                                               -------------------------------
                                                                                   1998               1997
                                                                               -------------------------------
OPERATING ACTIVITIES
Net loss                                                                       $  (927,940)        $  (500,030)
Adjustments to reconcile net loss to cash
used by operating activities:
  Depreciation                                                                      43,575              36,265
  Amortization of software costs                                                    15,302              15,302
  Decrease (increase) in:
    Accounts receivable                                                            175,874             (46,004)
    Inventory                                                                            0               8,842
    Prepaid commissions                                                             18,088              27,452
    Prepaid expenses and other assets                                               (7,717)             (8,994)
    Refundable deposits                                                                575                   0
    Deferred costs                                                                       0            (178,221)
  Increase (decrease) in:
    Accounts payable                                                               248,884             (37,841)
    Accrued expenses                                                               373,205             143,831
    Deferred revenue                                                               (79,968)           (250,201)
    Payable to a related party                                                      35,300             (18,055)
                                                                               -------------------------------
Cash used by operating activities                                                 (104,822)           (807,654)
                                                                               -------------------------------

INVESTING ACTIVITIES
Purchases of property and equipment, net                                           (78,803)             (4,926)
Capitalized internal software development costs                                   (598,415)            (78,206)
                                                                               -------------------------------
Cash used by investing activities                                                 (677,218)            (83,132)
                                                                               -------------------------------

FINANCING ACTIVITIES
Proceeds from (payments on) notes payable, net                                     (49,126)            500,422
Proceeds from long-term debt                                                       500,000              49,404
Payments on long-term debt                                                         (27,000)            (27,000)
Sale of common shares                                                              275,102             355,126
                                                                               -------------------------------
Cash provided by financing activities                                              698,976             877,952
                                                                               -------------------------------

Net decrease in cash                                                               (83,064)            (12,834)
Cash and cash equivalents at beginning of period                                    84,649              15,625
                                                                               ===============================
Cash and cash equivalents at end of period                                     $     1,585         $     2,791
                                                                               ===============================

   The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial Statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the audited financial statements and footnotes thereto included in the Company's registration statement on Form SB-1 (File no. 333-43437).

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

Results of Operations

For the three months ended September 30, 1998 as compared to the three months ended September 30, 1997

Revenues. Total revenues decreased $231,923 to $172,349 in the three months ending September, 1998 from $404,272 in the three months ending September, 1997. This decrease was primarily attributable to a decrease of sales of integration services and data collection equipment due to the increased emphasis in the completion of FIS 2.0. This decrease was partially offset by an increase in the hardware and software maintenance and support revenue.

Cost of Revenues. Total cost of revenues decreased $64,828 to $109,709 in the three months ending September, 1998 from $174,537 in the three months ending September, 1997. This decrease was attributable to a decrease in data collection equipment costs and integrated software costs as a result of lower sales levels.

The cost of revenues as a percentage of total revenues was 64% and 43% in the three months ending September, 1998 and 1997, respectively. Accordingly, the gross margin was 36% and 57% in the three months ending September, 1998 and 1997, respectively.

Research and Development. Research and development costs decreased $61,399 to $11,289 in the three months ending September, 1998 from $72,688 in the three months ending September, 1997. The Company continued to focus on the completion of Version 2.0 of the FIS System. Research and development costs represented approximately 7% and 18% of total revenues for the three months ending September, 1998 and 1987, respectively. It is expected that the Manufacturing Execution Management (MEM) module of Version 2.0 of the FIS System will be available for general release during the fourth quarter of 1998. The MEM module is the fourth and final module scheduled to complete the FIS 2.0 system.

General and Administrative. General and administrative expenses, including interest expense, increased $36,767 to $300,517 in the three months ending September, 1998 from $263,750 in the three months ending September, 1997. This increase was partially attributable to the addition of an administrative assistant to the President, a Vice President of Operations and a systems engineer. The elimination of the in-house counsel and the reduction of salaries of the principals as well as a reduction in rent expense associated with the closing of the Raleigh, North Carolina office in the fourth quarter of 1997, helped offset these increases. An increase in the professional fees accounted for the major increase in general and administrative expenses. General and administrative expenses, including interest expense, represented approximately 174% and 65% of total revenues in the three months ending September, 1998 and 1997, respectively.

Sales and Marketing. Sales and marketing expenses increased $17,948 to $147,603 in the three months ending September, 1998 from $129,655 in the three months ending September, 1997. This increase was primarily attributable to an increase in marketing materials and costs associated with the Bobbin Show. This increase was partially offset by a decrease in marketing commission due to a decrease in sales and a reduced salary due to a change of Sales and Marketing personnel. Sales and Marketing expenses represented approximately 86% and 32% of total revenues in the three months ending September, 1998 and 1997, respectively.

For the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997

Revenues. Total revenues decreased $721,638 to $738,740 in the first nine months of 1998 from $1,460,378 in the first nine months of 1997. This decrease was primarily attributable to a decrease of sales of integration services and data collection equipment due to the increased emphasis in the completion of FIS 2.0. This decrease was offset in part by an increase in software Licensing revenue and in the hardware and software maintenance and support revenue.

Cost of Revenues. Total cost of revenues decreased $333,842 to $367,855 in the first nine months of 1998 from $701,697 in the first nine months of 1997. This decrease was primarily attributable to a decrease in data collection equipment costs and integrated software costs as a result of lower sales levels.

The cost of revenues as a percentage of total revenues was 50% and 48% in the first nine months of 1998 and 1997, respectively. Accordingly, the gross margin was 50% and 52% in the first nine months of 1998 and 1997, respectively.

Research and Development. Research and development costs decreased $223,382 to $54,420 in the first nine months of 1998 from $277,802 in the first nine months of 1997. During the first nine months of 1998, the Company continued to focus on the completion of Version 2.0 of the FIS System. Research and Development costs represented approximately 7% and 19% of total revenues for the first nine months of 1998 and 1997 respectively. It is expected that the Manufacturing Execution Management (MEM) module of Version 2.0 of the FIS System will be available for general release during the fourth quarter of 1998. The MEM module is the fourth and final module scheduled to complete the FIS 2.0 system.

General and Administrative. General and administrative expenses, including interest expense, increased $176,806 to $929,638 in the first nine months of 1998 from $752,832 in the first nine months of 1997. This increase was partially attributable to the addition of an administrative assistant to the President, a Vice President of Operations and a systems engineer. The elimination of the in-house counsel and the reduction of salaries of the principals as well as a reduction in rent expense associated with the closing of the Raleigh, North Carolina office in the fourth quarter of 1997, helped offset these increases. An increase in the professional fees accounted for the major increase in general and administrative expenses. General and administrative expenses, including interest expense, represented approximately 126% and 52% of total revenues in the first nine months of 1998 and 1997, respectively.

Sales and Marketing. Sales and marketing expenses increased $86,690 to $314,767 in the first nine months of 1998 from $228,077 in the first nine months of 1997. This increase was primarily attributable to an increase in the development of marketing materials, attendance at the International Hosiery Exposition and Conference as an exhibitor, the development of a Web Site and an increase in travel expenses. This increase was partially offset by a decrease in marketing commission due to a decrease in sales. Sales and marketing expenses represented approximately 43% and 16% of total revenues for 1998 and 1997, respectively.


Financial Condition at September 30, 1998

Cash and cash equivalents decreased by $83,064 during the nine months ended September 30, 1998, and were utilized mainly for working capital needs and to fund software completion as previously discussed.

Accounts receivable decreased by $175,874 during the period, reflecting decreased sales of integration services and data collection equipment.

The $598,415 increase in capitalized software is mainly attributable to the continued focus on completion of Version 2.0 of the FIS System.

The $528,295 increase in current liabilities during the period is due to the continued effort to complete FIS 2.0, research and development focus and cash availability. Management believes that it will be able to service these payables out of cash generated through operations and planned financing transactions.

Overall, the Company's current liabilities exceeded its current assets at September 30, 1998 by $954,170.

Liquidity and Capital Resources

Since its inception the Company has primarily financed its operations through revenues from operations, including funded research and development revenues, and occasional short term loans from the Company's principals or their acquaintances. The Company, however, has had a net loss every year of its existence except 1994, in which year it had net income of $31,373; therefore, the Company's operations have led to a growing working capital deficit and a decrease in shareholders' equity. Accordingly, the Company has had liquidity problems from time to time. As of September 30, 1998 the shareholders' deficit was $560,887. As of September 30, 1998 the Company's working capital deficit was $954,170.

In December 1995, the Company entered into a factoring arrangement that is currently being administered as a short term borrowing arrangement collateralized by accounts receivable, which generally permits borrowing of up to 75% of accounts receivable. In February 1996, the Company entered into a loan for $180,000 collateralized by substantially all of the assets of the Company. This loan is being repaid in sixty equal monthly installments.

The Company also issued two convertible promissory notes in March 1997 in the principal amount of approximately $190,000 to two investors, and, in March 1997, executed a promissory note to a significant vendor of the Company in the amount of approximately $320,000 in connection with various payments owed to this vendor.

On June 3, 1997, the Company sold 1,300,000 shares of Common Stock at a price of $0.50 (Cdn.) per share for gross proceeds to the Company, after payment of a commission to Wolverton Securities Ltd. ("Wolverton"), of approximately $420,000. After deducting offering costs of approximately $100,000, the net proceeds to the Company from that offering were approximately $320,000.

In the fourth quarter of 1996, the Company made a strategic decision to concentrate on completing the FIS System Version 2.0, and initiating the sales and marketing efforts relating thereto. Accordingly, during the period this development continues, the Company expects a reduction in revenues and an increase in sales and marketing expenses.

On November 26, 1997, the Company consummated an initial public offering of its common stock. In this initial public offering, the Company sold 2,500,000 shares of Common Stock at a price of $1.00 (Cdn) per share for for gross proceeds to the Company, after payment of Wolverton's commission, of approximately $1,587,000. After deducting offering costs of approximately $368,000, the net proceeds to the Company from that offering were approximately $1,219,000. The Company used a portion of these proceeds to repay the promissory note to a significant vendor of the Company in the amount of approximately $320,000 discussed above.

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

On June 12, 1998, the Company completed a private placement of five-year convertible notes in the amount of $500,000 (or C$715,000, using an exchange rate of US$1.00 - C$1.43) and non-transferable share purchase warrants entitling the holders to purchase an aggregate of 541,000 common shares of the Company. The notes, which bear interest at the rate of 12% per year, may be converted into common shares of the Company at a conversion price of US$.923 (or C$1.32) during the first year and during each of the remaining four years of the term of the notes, a conversion price that is higher than the conversion price in the previous year by US$0.175 (or C$0.25) per share.

On July 21, 1998, the Company issued 50,000 shares of Common Stock at a price of $1.00 (Cdn.) per share pursuant to the exercise of 50,000 of the Warrants. The gross proceeds to the Company from the exercise of such Warrants were approximately $32,900.

On August 19, 1998, the Company issued 50,000 shares of Common Stock at a price of $1.00 (Cdn.) per share pursuant to the exercise of 50,000 of the Warrants. The gross proceeds to the Company from the exercise of such Warrants were approximately $32,900.

On August 21, 1998, the Company issued 30,000 shares of Common Stock at a price of $1.00 (Cdn.) per share pursuant to the exercise of 30,000 of the Warrants. The gross proceeds to the Company from the exercise of such Warrants were approximately $19,200.

On September 15, 1998, the Company issued 50,000 shares of Common Stock at a price of $1.00 (Cdn.) per share pursuant to the exercise of 30,000 of the Warrants. The gross proceeds to the Company from the exercise of such Warrants were approximately $32,700.

The Company expects that the proceeds from its capital raising activities along with revenues generated from operations will be adequate to meet the Company's projected working capital and other cash requirements for at least the next 3 months, which is the period the Company believes will be required to implement and achieve its business objectives. Management intends, however, to closely follow the Company's progress and to reduce expenses if the Company's strategies do not result in sufficient revenues within a reasonable period. Any such reduction will involve scaling back, delaying or postponing those development activities that are not essential to the Company achieving its stated objectives. In any event, the working capital deficit will continue to grow unless and until revenues increase sufficiently to meet expenditure levels.

The Year 2000

It is possible that the Company's currently installed computer systems, software products or other business systems, or those of the Company's vendors, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate or output dates in the years 1999, 2000 or thereafter without error or interruption (commonly know as the "Year 2000" problem). The Company has conducted a review of its business systems, including its computer systems, and is querying its vendors as to their progress in identifying and addressing problems that their computer systems may face in correctly processing date information as the year 2000 approaches and is reached. However, there can not be assurance that the Company will identify all such Year 2000 problems in its computer systems or those of its vendors or resellers in advance of there occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problem, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. Maintenance or modification costs will be expensed as incurred, while the costs of any new software will be capitalized over the software's useful life.

This form 10-QSB contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Form 10-QSB that such forward- looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations included, among other things, the risks associated with start-up companies, including start-up losses, liquidity problems, uncertainty of revenues, markets, profitability and the need for additional funding; the risks that the Company may be unable to raise additional capital through private financings, debt or equity offerings or collaborative arrangements with others on acceptable terms; intense competition from a variety of competitors with greater resources and market acceptance; the Company's limited experience in assembling a sales and marketing team and strategy; the potential need to make continuing significant investments in software development in response to rapidly evolving technologies and technological shifts; the risks associated with the potential loss of one or more key customers of the Company; the Company's dependence upon key personnel; the challenges and uncertainties in the implementation of the Company's expansion and development strategies; and other factors described in other reports filed by the Company with the Securities and Exchange Commission.

                                    PART II

                               OTHER INFORMATION


Item 1  LEGAL PROCEEDINGS

        The Company is not party to any pending litigation.


Item 2  CHANGES IN SECURITIES

        This item is not applicable.


Item 3  DEFAULTS UPON SENIOR SECURITIES

        This item is not applicable.


Item 4  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        This item is not applicable.


Item 5  OTHER INFORMATION

        This item is not applicable.


Item 6  EXHIBITS AND REPORTS ON FORM 8-K

        There were no Form 8-K filings during the period.

        The Financial Data Schedule is included herein as Exhibit 27.

                                   SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.

Integrated Business Systems and Services, Inc.
                (Registrant)


/s/ Harry P.Langley
----------------------------------------
Harry P. Langley
President, Treasurer, Chief Executive
Officer, Chief Financial Officer and
Chairman of the Board


Date:    November 13, 1998