Form 10KSB40
period 1998-12-31
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 1999-04-15
CIK 1040863

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to ____________

Commission File Number:  0-24031

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
             ------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                       South Carolina                                                       57-0910139
--------------------------------------------------------------                 ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                 (IRS Employer Identification Number)

            115 Atrium Way, Suite 128, Columbia, SC                                           29223
--------------------------------------------------------------                 ------------------------------------
           (Address of Principal Executive Offices)                                         (Zip Code)

                                 (803) 736-5595
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                     None
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                           Common Stock, no par value
-------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X   No
                                                                  -----   -----

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 1998, the issuer's most recent fiscal year end, were $1,021,023.

The aggregate market value of voting stock held by nonaffiliates of the issuer on March 31, 1999 was approximately $3,180,635.*

The number of shares outstanding of the registrant's common stock, no par value, was 9,256,463 at March 31, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Proxy Statement in connection with its 1999 Annual Meeting of Shareholders (Part III).

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                               -----   -----

------------------
* Calculated by excluding all shares held by officers, directors and controlling shareholders of issuer without conceding that all such persons are "affiliates" of issuer for purposes of the federal securities laws.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                              INDEX TO FORM 10-KSB


         PART I                                                                                              PAGE
                                                                                                             ----


Item 1.  Description of Business.................................................................................. 3

Item 2.  Description of Property.................................................................................. 7

Item 3.  Legal Proceedings........................................................................................ 7

Item 4.  Submission of Matters to a Vote of Security Holders...................................................... 7


         PART II

Item 5.  Market for Common Equity and Related Stockholder Matters................................................. 7

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................... 8

Item 7.  Financial Statements.....................................................................................13

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................13


         PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
         Section 16(a) of the Exchange Act........................................................................13

Item 10. Executive Compensation...................................................................................13

Item 11. Security Ownership of Certain Beneficial Owners and Management...........................................13

Item 12. Certain Relationships and Related Transactions...........................................................13

Item 13. Exhibits and Reports on Form 8-K.........................................................................13

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         GENERAL

         Integrated Business Systems and Services, Inc. (the "Company") is in the business of licensing, installing, and servicing its proprietary software, the FIS System (Flexible Industrial Solutions), to manufacturers that have already installed or are planning to install ERP (Enterprise Resource Planning) systems. ERP systems use database technology to control all the information relating to a manufacturing company's customers, products, employees and financial data.

         The Company was incorporated in South Carolina in 1990, and its principal office is located at Suite 128, 115 Atrium Way, Columbia, South Carolina 29223. Its telephone number is (803) 736-5595.

         PRODUCTS AND SERVICES

         The FIS System business unit includes the design, development, installation and servicing of the FIS System. The System provides on-line process management for manufacturing shop floor environments. The FIS System utilizes Synapse, the Company's on-line transaction processing configuration software tool which runs on the UNIX operating system, to provide maximum configurability, maintainability and efficiency for client's systems.

         The FIS System is a Manufacturing Execution System (MES) designed to shorten the cycle time involved with the order, manufacturing and shipping functions (in some cases from days to hours) and to provide management with the ability to forecast production needs minutes after receiving an order. The FIS System can provide the necessary information real-time so that major reductions in work-in-process inventory, product defects, labor, production bottlenecks, and paperwork can be achieved. The system is designed so that a manufacturing industrial analyst can configure the unique processes and process requirements of a manufacturing facility without the typical costs and development time associated with the application programming required of other MES applications.

         The FIS System is based on a "bill of operations" concept and can be configured to provide detailed shop floor management for any specific manufacturing facility, in many cases without requiring the client to modify its manufacturing shop floor methodologies or procedures. As a result, most clients are likely to achieve a return on their computer technology investment more quickly than by using other MES systems. Most other MES applications are based on current application development tools (such as object oriented programming) to achieve "configurable" shop floor applications specific to individual manufacturing industries such as electronics, food processing or pharmaceuticals. The FIS System is designed to be a platform to configure MES applications for any manufacturing industry by a manufacturing industrial analyst without the involvement of computer programmers for custom software development.

         As part of its FIS System projects, the Company typically provides clients with system configuration and integration services as well as necessary computer hardware and software. The Company is currently seeking integrators who will provide system configuration and integration services in conjunction with the FIS product for the Company's clients as well as resale the product to the integrator's clients. The Company has installed Version 1.0 of the FIS System, which tracks inventory, work in process and finished goods for two manufacturers of knitted hosiery and one manufacturer of plastic injection molding. It has installed the first implementation of FIS Version 2.0 for a manufacturer of knitted hosiery and expects to complete the configuration of the application during the first quarter of 1999.

         Version 2.0 of the FIS System was completed during the fourth quarter of 1998 and has been designed to enable users of the system to perform the following tasks on-line:

         -        enter and track client orders
         -        manage work-in-process and finished goods inventory
         -        schedule and report production orders
         - manage shipping and all labor and materials associated with particular orders
         -        measure actual production costs
         -        collect data real-time

         - monitor, manage and report all transactions associated with the execution of orders on the shop floor from order receipt through order shipment
         - provide Enterprise Resource Planning (ERP) systems and other enterprise systems with the information they need in the format they expect it

FIS Version 2.0 is comprised of the following core groups of modules:

         - ORDER MANAGEMENT - includes, for example, electronic data interchange ("EDI"), manual order processing and invoicing, managing credit and debit memos, royalty and commission tracking and interfacing to various client modules (e.g. shipping, scheduling and other vendor accounting systems)

         - INVENTORY MANAGEMENT - facilitates detailed inventory control from receiving through finished goods (including work-in-process, intermediate holding inventories, etc.)

                  Manufacturing Execution Management ("MEM") - configuration tools and application templates to configure applications to schedule and track production orders and the resources (including inventory, labor, machinery and information) that are required for production. Controls the process management schedulers and bills of operations data structures. Measures actual costs of production and manages and schedules the transactions to produce a product in a given time frame. Provides information to plant managers about orders that can not be produced given actual production constraints and "bottlenecks".

         - SHIPPING MANAGEMENT - manages all aspects of shipping (including cartonizing, weighing, shipment labeling, bills of lading, manifest, etc.) and interfacing with various EDI products (advanced shipment notices and electronic invoicing) and accounting or ERP systems

         Version 2.0 of the FIS System also provides interfaces into various data collection device networks, system networks and engineering control networks for shop floor machinery and equipment; general ledger and other accounting systems; EDI systems; and ERP systems and supply chain management systems such as SAP R/3 and I2.

         The Order Management Module, the EDI interface and the FIS System's base Product Process Structure (the foundation of the MEM Module) applications were completed and installed at Americal Corporation in the first quarter of 1997. During the second and third quarters of 1997, the FIS System business unit focused on completing the Inventory Management Module and Shipping Management Modules. The Inventory Management Module was installed at Americal during July 1997, and the Company began the installation of the Shipping Management Module in March 1998. The MEM module was installed at Americal in November 1998 and is being configured to Americal's production requirements. Management expects to complete the configuration of the MEM module at Americal during the first quarter of 1999.

         RESEARCH AND DEVELOPMENT

         Further Research and Development of Version 2.0 of the FIS product is scheduled for 1999. The MEM product is currently "Internet enabled" in that it can be distributed to connect multiple plant locations via an Extranet, Intranet, or the Internet. However, the Company plans to "Web enable" FIS 2.0 so that retailers and remote sales people can check the status of orders through the use of Web browsers. Multiple Web applications can then be configured to meet the specific requirements of the manufacturing client.

         The Company also plans to develop a "Web enabled" MES configuration tool so that system integrators and consultants can support and configure the FIS applications remotely. The Company also plans to offer the FIS product on additional platforms including those based upon Microsoft's NT operating system. Management believes these value added additions will increase both the need and demand for the FIS product.

         MARKETING STRATEGY

         The Company's objective is to become a leading provider of cost effective and configurable on-line Manufacturing Execution Systems to manufacturers of all industries. Version 2.0 of the FIS System was completed in the fourth quarter of 1998 and marketing efforts to promote the product to integrators as well as manufacturing end users have begun. The Company has developed a marketing strategy with several key components, including the following:

- Target strategic alliances with integrators of ERP and shop floor systems;

-        Identify and target large manufacturers who have implemented
         ERP systems or who are in the process of implementing ERP systems as potential customers;
- Establish/increase product awareness by effective advertising and public relations related programs regionally and nationally;
- Establish/increase name brand awareness regionally and nationally in the manufacturing industry;
- Establish awareness of product and name recognition to manufacturing industry analysts and have analyst reports on the FIS product completed;
- Increase investor awareness locally, regionally and nationally.

         The sales and marketing efforts relating to the FIS System are currently being conducted and are expected to continue to be conducted, primarily by Harry P. Langley, President and Chief Executive Officer, George Mendenhall, Executive Vice President; Donald R. Futch, Vice President of Operations, and Steve Ehlman, Senior Sales Representative.

         The Company intends to license the FIS System rather than sell it. The license will be comprised of two components: (1) a Software Initiation Fee
(SIF) and (2) a Monthly License Charge (MLC). The software initiation fee provides the initial license for the availability of the then current licensed system and is paid one time at the execution of the contract. The monthly license fee funds the continued availability to use the system. There is also a maintenance fee charged monthly to the customer which provides for on-going support of software deficiencies, availability of product enhancements and advantages for future education and development. The combination of the maintenance and MLC is called SAME, and acronym for Services, Availability, Maintenance and Enhancements. SAME charges are generally charged at a rate of 28% to 32% annually of the SIF charge and IBSS clients are contractually obligated for a three to five year term. SIF charges are calculated according to concurrent users of the system. Management expects the average SIF charge per plant to be approximately US$150,000 to US$200,000 per manufacturing plant.

         MARKETS AND COMPETITION

         When the MES concept was first introduced by AMR Research Group, Inc., it was hoped that generic functionality could be defined and made applicable to any plant floor. But time and experience have led the most successful vendors to pursue a "narrow-and-deep" strategy, devoting their software development to the industries they know best. For manufacturers, the availability of more functionally robust systems leads to less software customization and quicker implementations.

         What became impossible for the MES vendors was the ability to provide a "shrink-wrapped" version of MES to fit all industries on the shop floor without huge modifications of software. The best they could do was provide MES applications using the most advanced form of programming tools available at the time of application development. Typically that has been in the form of object oriented development tools. This approach has forced the Company's competition to focus on specific industries. The IBSS approach was to develop an MES application that could be configured horizontally across many industries and align itself with integrators who are experts in specific markets.

         All of the competitors known to the Company's management have adopted a "narrow-and-deep" strategy to their marketing efforts resulting in their products being tailored to specific market segments that are not easily adapted to other market segments without application development. Many promote their product as being configurable through the use of object oriented or component-based programming techniques using Microsoft's standards. While these methods maybe more efficient than traditional computer software development, they still require programmers. The adherence to Microsoft standards limits the ability to connect to the non-Microsoft applications and engineering control systems, which are still in abundance.

         The Synapse transaction configuration platform upon which the FIS product is built, provides for the benefits of Microsoft compatibility in addition to compatibility with the existing systems and engineering control systems currently deployed within manufacturing facilities.

         MES providers with more than US$5 million in revenue in their primary niche markets of which the Company is aware are as follows:

         -        Base Ten - Food, chemicals, pharmaceuticals, medical devices;
         -        Camstar Systems - Food, textiles, electronics, chemicals;
         -        Cimlinc B Aerospace;
         -        Consilium - Semiconductors;

         - EMS/Intercim - Metals, medical devices, auto, aerospace, metal products;
         -        Fastech - Semiconductors, electronics;
         - GR Software - Electronics, aerospace, metals, medical devices, auto, metal products;
         - IBM - Electronics, medical devices, semi-conductors, pulp/paper, aerospace, auto;
         -        POMS - Pharmaceuticals, food, chemicals;
         -        Promis - Semiconductors, electronics;
         - RealWorld Tech - Metals, electronics, medical devices, aerospace, metal products;
         -        Shopfloor 2000  - Aerospace
         - Synquest - Metals, electronics, medical devices, auto, aerospace, rubber, plastics, metal products;
         - Wonderware - Electronics, food, medical devices, auto, metal products.

         Since the Company only recently began actively marketing the FIS System, the level and extent to which the Company will compete with other manufacturing software providers is unknown. The competition in this market is intense, and the FIS System may not be accepted by the market to the degree that it is hoped for by the Company's management. Many of the Company's competitors have greater name recognition, more extensive engineering, management and marketing capabilities and significantly greater financial, technological and personnel resources than the Company. Further, to the extent that the Company competes in other strategic industrial market segments in the future, the Company will face competition from many other competitors.

         DEPENDENCE ON KEY CLIENTS

         For the twelve month period ended December 31, 1998 and in 1997 and 1996, one client accounted for approximately 67%, 29% and 22%, respectively, of the Company's total revenues. It is expected that revenues from this client will substantially decrease following the completion of its current project, which is expected to occur by the end of the first quarter of 1999. In 1997, four other clients accounted for approximately 39% of the Company's revenues. For the twelve month period ended December 31, 1998, three existing clients and one new client for 1998 accounted for a total of approximately 4%, 4%, 5%, and 7% respectively, of the Company's total revenues.

         The loss of any one of these clients or the diminution in work from these clients (which is likely due to certain projects nearing completion) could have a material adverse effect on the Company to the extent that this business cannot be replaced with new business.

         EMPLOYEES

         As of March 31, 1999, the Company had 21 full-time employees and no part-time employees.

         ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the statements contained in this PART I, Item 1 (Description of Business) and in PART II, Item 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-KSB that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations include, among other things, the development risks associated with start-up enterprises, such as liquidity problems, revenue uncertainty, and the need for additional funding; restrictions on raising additional capital contained in the Company's debt agreements; the effects of an intensively competitive computer technology market; the constant need to anticipate and adopt to technological changes and develop new or enhanced technology on a timely basis; the dependence on key clients; the challenges and uncertainties in the implementation of the Company's expansion and development strategy; the dependence on key personnel, and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company does not own any real estate and operates principally from leased premises in Columbia, South Carolina where the Company leases approximately 4,367 square feet of office space. The lease expires in October 1999 and may be renewed for a five-year term at market rates.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal year 1998.



                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company has traded on the Vancouver Stock Exchange ("VSE") since October 1, 1997 under the symbol "IBS" and has traded in the United States on the over-the-counter bulletin board ("OTCBB") established by the National Association of Securities Dealers, Inc. since July 2, 1998 under the symbol "IBSS." The prices set forth below indicate the high and low sale prices reported on the VSE (expressed in Canadian dollars) and the high and low bid prices reported on the OTCBB (expressed in US dollars) for the indicated periods.


                                                     SALES PRICE (VSE)                BID PRICE (OTCBB)

FISCAL YEAR ENDED DECEMBER 31, 1998                  HIGH           LOW              HIGH           LOW

1st quarter (1/1/98 - 3/31/98)..................... Cdn.$1.20     Cdn.$1.05
2nd quarter (4/1/98 - 6/30/98).....................     $4.15         $1.00          US$2.75        US$0.50
3rd quarter (7/1/98 - 9/30/98).....................     $3.45         $0.95             1.25           0.38
4th quarter (10/1/98 - 12/31/98)...................     $             $


FISCAL YEAR ENDED DECEMBER 31, 1997

4th quarter (10/1/97 - 12/31/97)...................      1.15          1.00

         The foregoing quotations from the OTCBB reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily reflect actual transactions.

         Shareholders of Record

         As of March 31, 1999, there were 23 stockholders of record of the Company's common stock. Certain of these shareholders of record hold shares in nominee name for other beneficial owners.

         Dividends

         The Company has not paid cash dividends on its common stock since inception and has no plans to declare cash dividends in the foreseeable future.

         Recent Sales of Unregistered Securities

         During the fourth quarter of the Company's fiscal year ended December 31, 1998, the Company did not sell any securities without registration under the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-KSB.

FINANCIAL OPERATIONS SUMMARY

         The following table summarizes the audited financial statements of the Company for each of the five years ended December 31, 1998, 1997, 1996, 1995 and 1994.

                                                                             YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------------
                                                    1998             1997             1996             1995            1994
                                                    ----             ----             ----             ----            ----
STATEMENT OF OPERATIONS DATA
Sales                                            $1,021,023       $1,821,816       $2,357,939       $2,202,869      $1,212,754
Cost of Sales                                       527,147          893,397        1,045,500        1,160,639         562,899
Gross Profit                                        515,376          928,419        1,312,439        1,042,230         649,855
Research and Development Expenses                    50,992          332,139          362,983          292,850         160,253
Sales and Marketing Expenses                        342,609          331,328          207,460          173,768         101,512
General and Administrative Expenses               1,229,036        1,010,653          995,261          691,235         356,717
    (including interest expense)
Total Expenses                                    1,644,137        1,674,120        1,565,704        1,157,853         618,482
Operating Income (Loss)                          (1,128,761)        (745,701)        (253,265)        (115,623)         31,373
Income (Loss) Before Income Taxes                (1,128,761)        (745,701)        (253,265)        (115,623)         31,373
Income Taxes                                            -0-              -0-              -0-              -0-             -0-
Net Income (Loss)                                (1,128,761)        (745,701)        (253,265)        (115,623)         31,373
Basic and Diluted Earnings (Loss) Per Share           (0.14)           (0.16)           (0.07)           (0.03)           0.01



                                                                                AS AT DECEMBER 31,
                                                  ----------------------------------------------------------------------------
                                                    1998             1997             1996             1995            1994
                                                    ----             ----             ----             ----            ----
BALANCE SHEET DATA
Working Capital                                 $(1,184,459)       $(156,566)       $(956,920)       $(792,332)      $(534,185)
Property, Plant and Equipment                       140,756          115,559          156,447          149,548         100,607
Capitalized Software Costs                          852,996          207,642           50,950           71,353          91,756
Other Assets                                          2,743            3,318            3,218            2,154           2,054
Total Assets                                      1,203,116          707,483          528,928          620,220         412,771
Long Term Liabilities                               542,000           78,000          114,000              -0-             -0-
Shareholders' Equity (Deficiency)
   Dollar Amount                                   (729,964)          91,953         (860,305)        (569,277)       (339,768)
   Number of shares issued and
      outstanding(1)                              8,438,663        7,987,763        3,600,000        3,600,000        Note (2)

------------------
(1) All share numbers in the table retroactively reflect the Company's stock split on March 5, 1997.
(2) 4,530,000 Class A common shares (retroactively adjusted for March 5, 1997 stock split) and 250 Class B common shares.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31,1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Revenues. Total revenues decreased $800,793 (approximately 44%) from $1,821,816 in 1997 to $1,021,023 in 1998. This decrease was primarily attributable to a decrease of sales of integration services and data collection equipment due to the increased emphasis in the completion of FIS 2.0. This decrease was partially offset by an increase (approximately 126%) in the hardware and software maintenance and support revenue in the FIS System business unit.

         Cost of Sales. Cost of sales decreased $366,250 (approximately 41%) from $893,397 in 1997 to $527,147 in 1998. This decrease was primarily attributable to a decrease of sales of integration services and data collection equipment due to the increased emphasis in completion of FIS 2.0. The cost of sales as a percentage of total revenues was 49% and 52% for 1997 and 1998, respectively.

         Research and Development. Research and development expenses decreased $281,147 (approximately 85%) from $332,139 in 1997 to $50,992 in 1998. This decrease was primarily due to increased software development costs associated with the increased emphasis in the completion of Version 2.0 of the FIS System, most of which was capitalized during 1998. Research and development expenses represented approximately 18% and 5% of total revenues for 1997 and 1998, respectively. The Manufacturing Execution Management (MEM) module of Version
2.0 of the FIS System was made available for general release during the fourth quarter of 1998. The MEM module was the fourth and final module scheduled to complete the FIS 2.0 system.

         General and Administrative. General and administrative expenses, including interest expense, increased $218,383 (approximately 22%) from $1,010,653 in 1997 to $1,229,036 in 1998. This increase was partially attributable to the addition of an administrative assistant to the President, a Vice President of Operations and a systems engineer. The elimination of the in-house counsel and the reduction of salaries of the principals in 1997, as well as a decrease in interest expense and travel, helped offset these increases. An increase in the professional fees accounted for the major increase in general and administrative expenses. This increase in professional services was primarily due to the Company's consummation of an initial public offering in 1997. Investor relations, governmental reporting requirements, public relations and legal and auditor fees associated with the Company being public made up the majority of this increase. General and administrative expenses, including interest expense, represented approximately 55% and 120% of total revenues for 1997 and 1998, respectively.

         Sales and Marketing. Sales and marketing expenses increased $11,281 (approximately 3%) from $331,328 in 1997 to $342,609 in 1998. This increase was primarily attributable to an increase in the development of marketing materials, attendance at the International Hosiery Exposition and Conference as an exhibitor, and the development of a Web Site. This increase was partially offset by a decrease in marketing commission due to a decrease in sales and the write-off of prepaid commissions in 1998. Sales and marketing expenses represented approximately 34% and 18% of total revenues for 1998 and 1997, respectively. In July 1998, the Company's sales representative who primarily focused on the FIS System business unit left the Company. As a result of this departure, in July 1998 the Company wrote off $62,546 in prepaid commissions.

    YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Revenues. Total revenues decreased $536,123 (approximately 23%) from $2,357,939 in 1996 to $1,821,816 in 1997. This decrease was primarily attributable to a 22% decrease in revenues in the FIS System business unit due to the increased emphasis in the FIS System business unit on research and development activities, as well as no revenue being generated by the Synapse business unit during 1997, as compared to $80,500 in 1996. In addition, in 1996, the Company received payment of $123,844 for services rendered during 1994 and 1995, the collection of which the Company did not view to be realizable until 1996. This decrease was partially offset due to a 7% increase in revenues in the Integration business due to increased sales.

         Cost of Sales. Cost of Sales decreased $152,103 (approximately 15%) from $1,045,500 in 1996 to $893,397 in 1997. This decrease was primarily attributable to the Company having one less designer employee in 1997 than in 1996, the Company having less direct project expenses due to less travel to client sites and a decrease in hardware costs as a result of less sales of hardware. The cost of sales as a percentage of total revenues was 44% and 49% for 1996 and 1997, respectively.

         Research and Development Costs. Research and development costs decreased $30,844 (approximately 8%) from $362,983 in 1996 to $332,139 in 1997.
During 1997, the Company shifted from research and development efforts to completion of Version 2.0 of the FIS System. Research and development costs represented approximately 15% and 18% of total revenues for 1996 and 1997, respectively.

         General and Administrative. General and administrative expenses, including interest expense, increased $15,392 (approximately 2%) from $995,261 in 1996 to $1,010,653 in 1997. This increase was primarily attributable to the cost of the Company's new in-house counsel and a $37,361 increase in interest expense primarily due to the convertible notes issued by the Company in March 1997 and the note payable executed by the Company in favor of a significant vendor in March 1997. During August and September 1997, the Company attempted to reduce certain expenses. General and administrative expenses represented approximately 42% and 55% of total revenues for 1996 and 1997, respectively.

         Sales and Marketing. Sales and marketing expenses increased $123,868 (approximately 60%) from $207,460 in 1996 to $331,328 in 1997. This increase was primarily attributable to a write-off of prepaid commissions in the amount of $74,312 in September and $67,261 in October as a result of the departure of the Company's sales and marketing director, the departure of a sales representative, and an increase in marketing salaries as a result of the hiring of a new sales representative in April 1997. This increase was slightly offset by a decrease in commissions earned by the Company's sales representatives because of a decrease in FIS System sales and a decrease in marketing travel. Sales and marketing expenses represented approximately 9% and 18% of total revenues for 1996 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has had a net loss every year of its existence except 1994, in which year it had net income of $31,373. Consequently, the Company's operations have led to a growing working capital deficit and a decrease in shareholders' equity. As a result, the Company has had liquidity problems from time to time. As of December 31, 1995, 1996, 1997 and 1998, the shareholders' equity (deficit) was $(569,277), $(860,305), $91,953 and $(729,964), respectively. As of December 31, 1995, 1996, 1997 and 1998, the Company's working capital deficit was $792,232, $956,920, $156,566, and $1,184,469, respectively.

         Prior to 1997 the Company primarily financed its operations through revenues from operations, including funded research and development revenues, and occasional short term loans from the Company's principals or their acquaintances. Since the middle of 1997, the Company has financed its operations primarily through private and public offerings of Common Stock and convertible debt, and to a lesser extent through borrowings from third-party lenders and from revenues from operations.

         In December 1995, the Company entered into a factoring arrangement that is currently being administered as a short-term borrowing arrangement collateralized by accounts receivable, which generally permits borrowing of up to 75% of accounts receivable. In February 1996, the Company entered into a loan for $180,000 collateralized by substantially all of the assets of the Company. This loan is being repaid in sixty equal monthly installments.

         During 1997, the Company received approximately $1,540,000 in net proceeds (after deduction of commissions and offering costs) from the sale of 3,800,000 shares of its Common Stock, of which approximately $1,220,000 was received in the Company's initial public offering in November of 1997. The Company used a portion of these proceeds to repay debt of approximately $320,000. In addition, in November of 1997, convertible debt issued by the Company in March of 1997 in the principal amount of $116,700 was converted into shares of Common Stock.

         During 1998, the Company received approximately $288,400 in gross proceeds from the exercise by Wolverton Securities Ltd. of warrants for the purchase of 430,000 shares of the Company's Common Stock.

         On June 12, 1998, the Company completed a private placement of five-year convertible notes in the amount of $500,000 and non-transferable share purchase warrants entitling the holders to purchase an aggregate of 541,000 common shares of the Company. The notes, which bear interest at the rate of 12% per year, may be converted into common shares of the Company at a conversion price of $0.923 during the first year and during each of the remaining four years of the term of the notes, a conversion price that is higher than the conversion price in the previous year by $0.175 per share.

         In the first quarter of 1999, the Company completed a private placement of 860,000 shares of Common Stock and two-year warrants for the purchase of 86,000 shares of Common Stock, pursuant to which the Company received gross proceeds of $860,000. The warrants are exercisable at $1.00 per share during the first year following their issuance and at $1.25 per share during the second year following their issuance.

         The Company expects that the proceeds from its capital raising activities along with revenues generated from operations will be adequate to meet the Company's projected working capital and other cash requirements for at least the next 12 months. Management intends to closely follow the Company's progress and to reduce expenses if the Company's strategies do not result in sufficient revenues within a reasonable period. Any such reduction will involve scaling back, delaying or postponing those development activities that are not essential to the Company achieving its stated objectives. In any event, the working capital deficit will continue to grow unless and until revenues increase sufficiently to meet expenditure levels.

         The Company leases its principal facilities under a noncancellable operating lease expiring in October 1999 which can be renewed for a five-year term at market rates. The lease is subject to annual adjustments for facility operating costs in excess of an established base year. On December 31, 1998 the company reduced the size of the facilities by approximately 38%. The minimum annual commitment for rent under this lease is approximately $82,700. The rent expense under this lease in 1998 and 1997 was approximately $133,200 and $134,000, respectively.

         Net cash used in operating activities was approximately $127,000 during the year ended December 31, 1998, as compared to net cash used in operating activities of approximately $1.46 million in 1997. The decrease in cash used in operating activities in 1998 was mainly due to the decreases in accounts receivable, increases in unbilled revenue, and increased in accrued expenses.

         Net cash used in investing activities was approximately $748,000 during the year ended December 31, 1998, as compared to approximately $185,000 in 1997. The net cash used in investing activities was mainly due to the purchase of computer equipment and the capitalization of internal software development costs.

         Net cash provided by financing activities was approximately $807,000 during the year ended December 31, 1998, as compared to approximately $1.71 million in 1997. The net cash provided by financing activities resulted primarily from the sale of $500,000 in subordinated debt and $307,000 on the exercise of common stock options and warrants, offset by payments on the Company's long-term debt.

THE YEAR 2000

         Issues. Some computers, software, and other equipment include programming codes in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Y2K Problem".

         Assessment. The Y2K Problem could affect computers, software, and other equipment that the Company uses. Accordingly, the Company has completed a review of its internal computer programs and systems to determine whether they will be Year 2000 compliant in a timely manner. However, while the Company does not expect the cost of these efforts to be material to its financial position or any year's operating results, there can be no assurance to this effect.

         Readiness. As a software developer, the Company has had a longstanding program of keeping pace with current technology as part of its commitment to its customers and its development staff. As such, the Company's IT systems, including its internal network servers and operational software, are current generation, and are checked and upgraded frequently to ensure Y2K compliance. In addition, the Company has evaluated its non-IT equipment and other intelligent office machines, including print servers, fax machines and laser printers for Y2K compliance. With the exception of one development server and the Company's current accounting software and accompanying hardware, all of which are scheduled to be replaced by fully compliant systems by the third quarter of 1999, all of the systems and machinery evaluated by the Company were found to be Y2K immune or compliant. The Company expects to expend approximately $10,000 on replacement systems for its existing accounting software and accompanying hardware.

         Core Products. In accordance with industry guidelines, all of the current software products of the Company are fully Y2K compliant, and a fee-based program is in place to assist customers with older versions of Company provided products, if they should require it.

         Internal Risks. The Company believes that its most significant internal risk posed by the Y2K Problem is the possibility of a failure of its accounting systems and hardware. If these systems were to fail, the Company would have to implement manual processes, which may slow the timeliness of information needed to manage the business. As discussed above, the Company plans to avoid this risk by replacing its accounting software and hardware by the third quarter of 1999; however, there can be no assurance that such actions will avoid all problems that could arise.

         Third Party Compliance:

         Vendors. The Company's software has been developed for a variety of hardware and operating system (OS) platforms, including IBM servers running AIX, Hewlett Packard servers and HP/UX, Intel servers with Microsoft Windows/NT or Linux and others. Consequently, the Company's software is not tied to any one hardware or OS vendor. The Company is not primarily a hardware reseller, and is not dependent on the fate of any particular hardware vendor or platform. The Company has been gathering information from and has initiated communications with its vendors to identify and, to the extent possible, resolve issues involving the Y2K Problem. However, the Company has limited or no control over the actions of its vendors and others. Therefore, while the Company expects that it will be able to resolve any significant Y2K Problems with its own system, it cannot guarantee that its vendors or others will resolve any or all Y2K Problems with their systems before the occurrence of a material disruption to their businesses. Any failure of these vendors or others to resolve Y2K Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition or operating results.

         Customers. The Company is querying its customer base as to its progress in identifying and addressing potential Y2K Problems in their computer systems. At present, the Company has little information on the Y2K readiness of its customer base.

         Utilities. A significant portion of the Company's business depends on off-site customer service, via phone or remote connection, and thus the Company is sensitive to some degree to interruptions of phone, wide area network, and power service. At present, there is no available alternative to local phone and data carriers, so the Company cannot insure that it will not be affected by these third party Y2K Problems, should they arise. Office power, however, is protected by an UPS system that can be augmented by external power generation, although it is not so supplemented at this time.

         Ongoing Analysis. The Company has not yet established a contingency plan to address potential Y2K Problems, and it is currently considering the extent to which it will develop a formal contingency plan. The Company will continue to internally upgrade its systems according to its strategic plan, replacing any remaining non-Y2K-compliant systems by the third quarter of 1999. Management believes that the Company's primary Y2K vulnerabilities are external. With further dialog with third-party service providers, the Company will continue to refine its risk assessments and possible contingency plans in the coming months.

         Summary Assessment. While the Company expects to identify and resolve all Y2K Problems that could materially adversely affect its business, financial condition or operating results, there can be no assurance that the Company has identified or will identify all Y2K Problems in its computer systems or those of third parties in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The Company believes that it is not possible to determine with complete certainty that all Y2K Problems affecting it have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many failures related to the Y2K Problem will occur with its vendors, customers or other third parties or the severity, duration, or financial consequences of such failures. The expenses of the Company's efforts to identify and address such problems in advance of their occurrence are not expected to be material, but the potential expenses or liabilities to which the Company may become subject as a result of such problems could have a material adverse effect on the Company's business, financial condition and results of operations. Maintenance or modification costs will be expensed as incurred.

ITEM 7.  FINANCIAL STATEMENTS

         Reference is made to the Index to Financial Statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III


         Information called for by PART III (Items 9, 10, 11 and 12) of this Report on Form 10-KSB has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended December 31, 1998 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement.

ITEM  9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10.          EXECUTIVE COMPENSATION

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: The accompanying Exhibit Index on page E-1 sets forth the exhibits that are filed as part of this Report on Form 10-KSB.

         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Integrated Business Systems and Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.



Dated: April 13, 1999            By: /s/ HARRY P. LANGLEY
                                    -------------------------------------------
                                    Harry P. Langley
                                    President and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                                       TITLE                                   DATE

/s/ HARRY P. LANGLEY                            President, Chairman of the Board,         April 13, 1999
--------------------------------------          Chief Executive Officer, and Chief
Harry P. Langley                                Financial Officer (Principal Executive
                                                Officer and Principal Financial
                                                and Accounting Officer) and
                                                Director


/s/ GEORGE E. MENDENHALL                        Executive Vice President                  April 13, 1999
--------------------------------------          and Director
George E. Mendenhall



 /s/ STUART E. MASSEY                           Vice President of Engineering and         April 13, 1999
--------------------------------------          Director
Stuart E. Massey


/s/ CARL JOSEPH BERGER                          Director                                  April 13, 1999
--------------------------------------
Carl Joseph Berger, Jr.


--------------------------------------          Director
Matt Iovanna


--------------------------------------          Director
Russell C. King, Jr.



*By: /s/ HARRY P. LANGLEY                                                                 April 13, 1999
    ---------------------------
    (Harry P. Langley) (As
    Attorney-in-Fact for each
    of the persons indicated)

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                         INDEX TO FINANCIAL STATEMENTS



                                                                                                             Pages
                                                                                                             -----

Report of Independent Accountants..............................................................................F-2

Financial Statements:
    Balance Sheets.............................................................................................F-3
    Statements of Operations...................................................................................F-4
    Statements of Changes in Shareholders' (Deficiency) Equity ................................................F-5
    Statements of Cash Flows...................................................................................F-6
    Notes to Financial Statements......................................................................F-7 to F-24

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Integrated Business Systems and Services, Inc.

We have audited the accompanying balance sheets of Integrated Business Systems and Services, Inc. as of December 31, 1998 and 1997, and the related statements of operations, changes in shareholders' (deficiency) equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of Integrated Business Systems and Services, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Business Systems and Services, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Integrated Business Systems and Services, Inc. will continue as a going concern at December 31, 1998. As discussed in Note 2 to the financial statements, Integrated Business Systems and Services, Inc.'s significant operating losses, accumulated deficit and negative working capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SCOTT, HOLLOWAY AND MCELVEEN, L. L. P.

Columbia, South Carolina
March 26, 1999

                 Integrated Business Systems and Services, Inc.
                                 Balance Sheets
                                  December 31,


                                                                                  1998               1997
                                                                               -----------       -----------

                                    ASSETS
Current assets:
 Cash and cash equivalents                                                     $    16,593       $    84,649
 Accounts receivable                                                               131,705           240,523
 Unbilled revenue                                                                   27,417                --
 Inventory                                                                              --             3,962
 Prepaid commissions                                                                17,353            37,410
 Other prepaid expenses                                                             13,553            14,420
                                                                               -----------       -----------

Total current assets                                                               206,621           380,964
Capitalized software costs, net (Note 3)                                           852,996           207,642
Property and equipment, net (Note 4)                                               140,756           115,559
Other assets                                                                         2,743             3,318
                                                                               -----------       -----------

Total assets                                                                   $ 1,203,116       $   707,483
                                                                               ===========       ===========

           LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY
Current liabilities:
 Notes payable (Note 5)                                                      $      89,828     $      92,295
 Related party payable (Note 13)                                                    35,300                --
 Long-term debt, current portion (Note 7)                                           39,000            36,000
 Accounts payable                                                                  147,140           174,667
 Accrued liabilities:
   Accrued compensation and benefits                                                56,809            68,151
   Accrued payroll taxes                                                           407,312            13,700
   Accrued professional fees                                                       286,552            37,680
   Accrued rent                                                                     66,618                --
   Accrued interest                                                                 52,757             1,093
   Other                                                                            89,581             6,141
  Deferred revenue (Note 6)                                                        120,183           107,803
                                                                               -----------       -----------

Total current liabilities                                                        1,391,080           537,530
Long-term debt, net of current portion (Note 7)                                     42,000            78,000
Subordinated debt (Note 8)                                                         500,000                --
                                                                               -----------       -----------
Total liabilities                                                                1,933,080           615,530
                                                                               -----------       -----------

Commitments and contingencies (Note 15)

Shareholders' (deficiency) equity (Note 9):
   Preferred stock, undesignated par value, authorized 10,000,000 shares,
     issued none                                                                        --                --
   Class A common shares, voting, no par value, 100,000,000 shares authorized, 8,438,663 and 7,987,763 shares outstanding at
     December 31, 1998 and 1997, respectively                                    2,007,803         1,700,959
   Accumulated deficit                                                          (2,737,767)       (1,609,006)
                                                                               -----------       -----------
Total shareholders' (deficiency) equity                                           (729,964)           91,953
                                                                               -----------       -----------

 Total liabilities and shareholders' (deficiency) equity                       $ 1,203,116       $   707,483
                                                                               ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                 Integrated Business Systems and Services, Inc.
                            Statements of Operations
                        for the years ended December 31,


                                                 1998              1997              1996
                                             -----------       -----------       -----------

                    REVENUES
Funded development and other services        $   676,013       $ 1,216,559       $ 1,639,680
Hardware sales                                    87,123           351,646           479,297
Software licensing                                    --            51,660           122,400
Maintenance                                      257,887           201,951           116,562
                                             -----------       -----------       -----------

Total revenues                                 1,021,023         1,821,816         2,357,939
                                             -----------       -----------       -----------

OPERATING EXPENSES
Cost of revenues                                 527,147           893,397         1,045,500
Research and development costs                    50,992           332,139           362,983
General and administrative                     1,157,585           917,237           939,206
Sales and marketing                              342,609           331,328           207,460
                                             -----------       -----------       -----------

          Total operating expenses             2,078,333         2,474,101         2,555,149
                                             -----------       -----------       -----------

          Loss from operations                (1,057,310)         (652,285)         (197,210)

Interest expense                                  71,451            93,416            56,055
                                             -----------       -----------       -----------

          Net loss                           $(1,128,761)      $  (745,701)      $  (253,265)
                                             ===========       ===========       ===========

Loss per share:
          Net loss
          Basic and diluted                  $     (0.14)      $     (0.16)      $     (0.07)
                                             ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                 Integrated Business Systems and Services, Inc.
           Statements of Changes in Shareholders' (Deficiency) Equity
                  for the three years ended December 31, 1998


                                          Number of        Class A                            Total
                                           Class A          Share                         Shareholders'
                                            Shares        Carrying       Accumulated       (Deficiency)
                                         Outstanding        Value          Deficit            Equity
                                         -----------      --------       -----------      -------------
Balance, December 31, 1995                3,600,000      $    3,000      $  (572,277)      $  (569,277)
Shareholders' distributions                      --              --          (37,763)          (37,763)
                                          ---------      ----------
  Net loss                                       --              --         (253,265)         (253,265)
                                          ---------      ----------                        ------------

Balance, December 31, 1996                3,600,000           3,000         (863,305)         (860,305)
Sale of common shares (Note 9)            4,387,763       1,664,959               --         1,664,959
                                                                         -----------
Shareholders' contribution (Note 13)             --          33,000               --            33,000
                                          ---------                      -----------
  Net loss                                       --              --         (745,701)         (745,701)
                                          ---------      ----------      -----------       -----------

Balance, December 31, 1997                7,987,763       1,700,959       (1,609,006)           91,953
Sale of common shares (Note 9)              450,900         306,844               --           306,844
Net loss                                         --              --       (1,128,761)       (1,128,761)
                                          ---------      ----------      -----------       -----------

Balance, December 31, 1998                8,438,663      $2,007,803      $(2,737,767)      $  (729,964)
                                          =========      ==========      ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                 Integrated Business Systems and Services, Inc.
                            Statements of Cash Flows
                        for the years ended December 31,


                                                             1998              1997              1996
                                                          -----------       -----------       ---------

OPERATING ACTIVITIES
Net loss                                                  $(1,128,761)      $  (745,701)      $(253,265)
Adjustments to reconcile net loss to cash
used in operating activities:
      Depreciation                                             59,508            48,335          43,137
      Amortization of software costs                           21,500            20,403          20,403
      Loss on sale of equipment                                    --                --             828
      Write off of prepaid commissions                         70,751           141,573              --
      Changes in assets and liabilities:
         Accounts receivable                                  108,818           (82,149)         78,366
         Unbilled revenue                                     (27,417)               --              --
         Inventory                                                 --             8,842         (10,101)
         Prepaid commissions                                  (50,694)          (54,621)        (19,650)
         Prepaid expenses and other assets                      1,442            (7,372)         (5,589)
         Accounts payable                                     (27,527)         (255,269)        148,344
         Accrued expenses                                     832,864          (319,677)       (124,807)
                                                          -----------       -----------       ---------
         Deferred revenue                                      12,380          (212,997)         40,476
Cash used in operating activities                            (127,136)       (1,458,633)        (81,858)
                                                          -----------       -----------       ---------

INVESTING ACTIVITIES
Purchases of property and equipment, net                      (80,743)           (7,447)        (50,864)
Capitalized internal software development costs              (666,854)         (177,095)             --
                                                          -----------       -----------       ---------
 Cash used in investing activities                           (747,597)         (184,542)        (50,864)
                                                          -----------       -----------       ---------

FINANCING ACTIVITIES
Proceeds from (payments on) notes payable, net                 (2,467)           92,295         (32,528)
Proceeds from issuance of subordinated debt                   500,000                --              --
Proceeds from long-term debt                                       --                --         180,000
Payments on long-term debt                                    (33,000)          (42,000)        (24,000)
Sale of common shares                                              --         1,545,259              --
Proceeds from exercise of common stock options
 and warrants                                                 306,844                --              --
Proceeds from issuance of convertible promissory
 notes                                                             --           190,232              --
Repayment on convertible promissory notes                          --           (70,532)             --
Payable to a related party                                     35,300            (3,055)         12,251
Shareholder distributions                                          --                --         (37,763)
                                                          -----------       -----------       ---------
Cash provided by financing activities                         806,677         1,712,199          97,960
                                                          -----------       -----------       ---------

Net (decrease) increase in cash                               (68,056)           69,024         (34,762)
Cash and cash equivalents at beginning of period               84,649            15,625          50,387
                                                          -----------       -----------       ---------
Cash and cash equivalents at end of period                $    16,593       $    84,649       $  15,625
                                                          ===========       ===========       =========

   The accompanying notes are an integral part of these financial statements.

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

All financial information presented in these financial statements is expressed in U.S. dollars. The Canadian exchange rates to one U.S. dollar at December 31, 1998 and 1997, are $1.5368 and $1.4313, respectively.

Integrated Business Systems and Services, Inc. ("IBSS") is in the business of providing computer technology products and services to industrial manufacturers and on-line transaction businesses primarily in the United States. IBSS' principal business areas are: (1) installing, licensing and servicing a system developed by IBSS that helps manage the shop floor transactions of manufacturing facilities (the "FIS System") using IBSS' software Synapse, which manages on-line computer transactions; (2) providing systems integration services to manufacturing companies; and (3) developing and marketing Synapse to on-line financial transaction processing businesses.

IBSS' primary efforts are now directed to the development of a market for its FIS 2.0 software and integration services. Like other companies at this stage of development, it is subject to numerous risks, including the uncertainty of its chosen market, its ability to develop its markets and its ability to finance operations and other risks.

RECONCILIATION OF UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") TO CANADIAN GAAP - The accompanying financial statements are expressed in United States dollars and stated in accordance with United States GAAP ("U.S. GAAP"). Differences between U.S. GAAP and Canadian GAAP that have a significant effect on the accompanying financial statements are as follows:

         (1) Under Canadian GAAP, all financing and investing activities should be presented in the statement of cash flows, including those not involving cash. Under U.S. GAAP, only cash transactions are permitted to be reported in the statement of cash flows and noncash transactions are required to be separately disclosed. The effect of noncash differences is described in Note 14.

         (2) Under Canadian GAAP, research costs generally must be expensed when incurred. Development costs are required to be capitalized, to the extent that recovery can reasonably be regarded as assured, if they meet all of the following criteria:

                  - The product or process is clearly defined and costs related thereto can be identified.
                  - Technical feasibility of the product or process has been established.
                  - Management has the intention to produce and market or use the product or process.
                  - The market for the product or process is clearly defined or its usefulness to the entity has been established.

                 Integrated Business Systems and Services, Inc.
                   Notes To Financial Statements (continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

RECONCILIATION OF UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") TO CANADIAN GAAP (CONTINUED)

         Under U. S. GAAP, all costs of research and development ("R&D") activities are expensed when incurred, including the costs of physical assets. Any costs incurred to establish technological feasibility of a computer software product are considered R&D and are charged to operations as incurred. In general, once technological feasibility has been achieved, costs of producing the product master are capitalized. Capitalization stops when the product is available for general release.

CASH AND CASH EQUIVALENTS - IBSS considers all highly liquid investments with a maturity of three months or less at date of acquisition to be cash equivalents.

Inventories - Inventories, consisting primarily of computer parts, are stated at the lower of cost (determined on first-in, first-out basis) or market. IBSS periodically reviews its inventories for potential slow-moving or obsolete items and reduces specific items to net realizable value as appropriate.

PREPAID COMMISSIONS - Included in prepaid expenses are commission advances to several sales representatives. These commissions are advances against future anticipated sales and are to be used to cover commissions owed against future sales. Commissions for IBSS' sales representatives average approximately 8.75%. Upon employee termination, IBSS may not have the ability to collect the commission advances from the terminated employee, and therefore, charges such unreimbursed advances to sales and marketing expenses.

During 1998 and 1997, several sales representatives, who focused primarily on integration sales, left employment of IBSS. As a result of these departures, IBSS wrote off approximately $71,000 and $142,000 of prepaid commissions in 1998 and 1997, respectively.

REVENUE RECOGNITION - IBSS' revenues are generated primarily by licensing to customers standardized manufacturing software systems and providing integration services, automation and administrative support and information services to the manufacturing industry. IBSS recognizes revenues related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition."

                 Integrated Business Systems and Services, Inc.
                   Notes To Financial Statements (continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

REVENUE RECOGNITION (CONTINUED) - Software systems are licensed under the terms of substantially standard nonexclusive and nontransferable license agreements, which generally provide for an initial license charge and a monthly license charge. The initial license charge, which grants a right to use the software system currently available at the time the license is signed, is recognized as revenue upon delivery of the product and receipt of a signed contractual obligation, if collectibility is probable and no significant vendor obligations remain. The monthly license charge provides access to Services Availability, Maintenance, and Enhancements ("SAME"). Services availability allows customers access to professional services, other than maintenance and enhancements, which are provided under separate arrangements during the SAME term. Under the maintenance provisions of SAME, IBSS provides telephone support and error correction to current versions of licensed systems. Under the enhancement provisions of SAME, IBSS will provide any addition or modifications to the licensed systems, which IBSS may deliver from time to time to licensees of those systems if and when they become generally available. The monthly license charge is recognized as revenue on a monthly basis throughout the term of the SAME provision of the license agreement.

IBSS provides professional support services, including systems implementation and integration assistance, consulting and educational services, which are available under service agreements and charged for separately. These services are generally provided under time and material contracts and revenue is recognized as the services are provided. In some circumstances, services are provided under fixed price arrangements in which revenue is recognized on the basis of the estimated percentage of completion of service provided using the cost-to-cost method.

Revisions in estimates of costs to complete and losses, if any, are reflected in operations in the period in which facts requiring those revisions become known.

From time to time IBSS enters into certain funded development arrangements. Although these arrangements are varied, IBSS principally will undertake custom development of a product or enhancement and typically retain all marketing rights and title to such development. Funded development arrangements are generally provided for under fixed price agreements and in some circumstances on a time and material basis. If a separate licensing fee is included in the customer funding, the licensing fee is unbundled from the funded development funding and is recognized as described above. IBSS recognizes revenue on the same basis as professional support services; however, where technological feasibility has already been established, IBSS will capitalize the portion of development costs which exceed customer funding provided under the funded development arrangement.

                 Integrated Business Systems and Services, Inc.
                   Notes To Financial Statements (continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

RESEARCH AND DEVELOPMENT - Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge which will be useful in developing new products or processes, or significantly enhancing existing products or production processes, and the implementation of such through design, testing of product alternatives or construction of working models. Such costs are charged to operations as incurred.

PROPERTY AND EQUIPMENT - Property and equipment, including certain support software acquired for internal use, are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over their estimated useful lives, ranging from five to seven years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to income.

SOFTWARE DEVELOPMENT COSTS - Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," issued by the Financial Accounting Standards Board, certain costs incurred in the internal development of computer software which is to be licensed to customers are capitalized. Amortization of capitalized software costs is provided upon commercial release of the products at the greater of the amount using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product including the period being reported on. IBSS generally amortizes capitalized software costs on a straight-line basis over five years.

Costs that are capitalized as part of internally developed software primarily include direct and indirect costs associated with payroll, computer time and allocable depreciation and other direct allocable costs, among others. All costs incurred prior to the establishment of technological feasibility, which IBSS defines as establishment of a detail design, have been expensed as research and development costs during the periods in which they were incurred. Once technological feasibility has been achieved, costs of producing the product master are capitalized. Capitalization stops when the product is available for general release. The amount by which unamortized software costs exceeds the estimated net realizable value, if any, is recognized in the period it is determined. IBSS evaluates the net realizable value of capitalized computer software costs and intangible assets on an ongoing basis relying on a number of factors, including operating results, business plans, budgets and economic projections.

                 Integrated Business Systems and Services, Inc.
                   Notes To Financial Statements (continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

STOCK-BASED COMPENSATION - SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. IBSS has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market prices of IBSS's stock at the date of the grant over the amount an employee must pay to acquire the stock.

INCOME TAXES - Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in future periods based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Prior to April 18, 1997, IBSS' shareholders had elected for IBSS to have the income tax treatment provided by Subchapter S of the United States Internal Revenue Code. Pursuant to Subchapter S, IBSS' income passed through to the individual shareholders and IBSS was not required to pay any federal or state income taxes (Note 12).

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could materially differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The interest rate on substantially all borrowings approximates current rates IBSS would pay on similar borrowings. Accordingly, the carrying amounts of short-term and long-term borrowings approximate fair value.

CONCENTRATIONS OF CREDIT RISK - Financial instruments, which potentially subject IBSS to concentrations of credit risk, consists principally of accounts receivable and cash in banks.

Management believes that all accounts receivable are realizable. IBSS performs ongoing credit evaluations on certain of its customers' financial condition, but generally does not require collateral to support customer receivables. IBSS places its cash and cash equivalents with high credit quality entities and limits the amount of credit exposure with any one entity.

                 Integrated Business Systems and Services, Inc.
                   Notes To Financial Statements (continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

MAJOR CUSTOMERS - Customers comprising 10% or greater of IBSS' total revenues are summarized as follows:



          1998                         1997                        1996


     AMERICAL - 67%               AMERICAL   - 29%            AMERICAL   - 22%
                                  COTY, INC. - 13%            COTY, INC. - 10%
                                  MOTOROLA   - 11%            NCR        - 12%
                                  HEALTHDYNE - 11%

FOREIGN CURRENCY TRANSACTION - Transaction gains and losses are included in the results of operations of the period in which they occur. Liabilities are translated utilizing year-end exchange rates. Transaction losses for the three years ended December 31, 1998 were not material.

EARNINGS PER SHARE - Effective December 31, 1997, IBSS adopted SFAS No. 128, "Earnings per Share," which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and establishes new standards for computing earnings per share. SFAS No. 128 requires the presentation of basic and diluted earnings per share in place of primary and fully diluted earnings per share. At December 31, 1997, all prior periods were restated to reflect the new basic and diluted earnings per share amounts required by SFAS No. 128.

COMPREHENSIVE INCOME - In 1998, IBSS adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income (net income plus all other changes in net assets from non-owner sources) and its components in the financial statements. There were no additional items which affected comprehensive income in 1998.

RECLASSIFICATION - Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

NOTE 2.  LIQUIDITY

IBSS has incurred net losses of approximately $1,129,000, $745,000, and $253,000 for the three years ended December 31, 1998. The continuing losses have adversely affected the liquidity of IBSS. At December 31, 1998, IBSS has an accumulated deficit of approximately $2,700,000 and negative working capital of approximately $1,200,000, which includes deferred revenue of approximately $120,000.

Management has devoted substantial resources towards the completion of FIS 2.0, and as a result, a lessor effort was directed towards other services offered by IBSS, such as integration and consulting services.

Despite IBSS' negative cash flows, IBSS has been able to secure financing or equity to support its operations to date.

Going forward, significant amounts of additional capital will be needed to fund losses until IBSS can operate profitably. While there is no assurance that funding will be available, IBSS is continuing to seek financing to support its efforts and is exploring a number of alternatives in this regard (Note 18). In the absence of long-term financial support, there can be no assurance that additional financing can be obtained from conventional sources.

                 Integrated Business Systems and Services, Inc.
                   Notes To Financial Statements (continued)


NOTE 2.  LIQUIDITY (CONTINUED):

IBSS' independent public accountants have included a "going concern" explanatory paragraph in their audit report accompanying the 1998 financial statements. The paragraph states that IBSS' significant operating losses, accumulated deficit and negative working capital raise substantial doubt about its ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

Existing credit facilities are not expected to be sufficient to cover liquidity requirements, and IBSS is currently facing the prospect of not having adequate funds to operate its business. There can be no assurance that additional credit facilities can be arranged or that any long-term restructuring alternative can be successfully initiated or implemented, in which case IBSS may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring. In the first quarter of 1999, IBSS secured additional funding of $860,000 through a private placement of common stock and common stock purchase warrants (Note 18).

Management believes that, despite the financial hurdles and funding uncertainties going forward, it has under development a business and marketing plan that, if successfully funded and executed as part of a financial restructuring, can significantly improve operating results. The support of IBSS' vendors, customers, lenders, shareholders and employees will continue to be key to IBSS' future success.

NOTE 3.  CAPITALIZED SOFTWARE COSTS:

Capitalized software costs consist of the following at December 31,:


                                                            1998            1997
                                                         ---------       ---------

 Internally developed software                           $ 945,962       $ 279,109
 Less accumulated amortization                             (92,966)        (71,467)
                                                         ---------       ---------
                                                         =========       =========

IBSS has determined that no write-down of capitalized software costs is necessary for the reporting periods included in these financial statements.

                 Integrated Business Systems and Services, Inc.
                   Notes To Financial Statements (continued)


NOTE 4.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the following at December 31,:


                                                             1998             1997
                                                           ---------       ---------

                         Computer equipment                $ 247,874       $ 209,671
Furniture and fixtures                                        49,208          25,096
Office and other equipment                                    44,306          31,292
Computer software                                              8,869           8,024
Leasehold improvements                                         7,826              --
                                                           ---------       ---------
                                                             358,083         274,083
Less accumulated depreciation                               (217,327)       (158,524)
                                                           ---------       ---------

Property and equipment, net                                $ 140,756       $ 115,559
                                                           =========       =========

NOTE 5.  NOTES PAYABLE:

Factoring Arrangement - In 1995, IBSS established an agreement with Liberty Finance Company, Inc. for short-term borrowing. Under the terms of the agreement, IBSS was able to borrow funds based on a specified percentage of accounts receivable. Borrowings are collateralized by accounts receivable balances. In addition, all borrowings are guaranteed by IBSS' three principal shareholders. Borrowings bear interest at the prime rate plus 3%. IBSS must also pay a monthly administrative fee equal to 1.25% of the gross original invoice amount for all accounts receivable presented to the lender. At December 31, 1998 and 1997, the outstanding balance under this agreement was approximately $20,000 and $92,000, respectively. Administrative fees paid under this agreement for the years ended December 31, 1998, 1997 and 1996, were approximately $7,000, $17,000, and $12,000, respectively, and are included in interest expense. As of December 31, 1998, the factoring agreement was terminated due to a substantial default of the terms of the agreement by IBSS.

Short-term Note - Short-term borrowings includes a $70,000 non-interest bearing note payable maturing in February 1999. In order to induce the creditors to advance the funds to IBSS, three principal shareholders of IBSS executed options that allow the creditors to purchase up to 900,000 shares of common stock, which are held in escrow (Note 9 and 13).

                 Integrated Business Systems and Services, Inc.
                   Notes To Financial Statements (continued)


NOTE 6.  DEFERRED REVENUE:

Revenues from several major customers for funded development are recognized using the percentage of completion method as work is performed. IBSS had negative working capital, which includes deferred revenue as follows, at December 31,:

                                                                    1998               1997
                                                                 -----------        ---------
                         Negative working capital                $ 1,184,459        $ 156,566
                                                                 ===========        =========

 Deferred revenue                                                $   120,183        $ 107,803
                                                                 ===========        =========

NOTE 7.  LONG-TERM DEBT:

Long-term debt consists of the following at December 31,:

                                                                     1998              1997
                                                                 -----------        ---------
  Note payable to Carolina Capital Investment Corporation
   ("CCIC") bearing interest at 11.25%, maturing February
                2001, for working capital                        $    81,000        $ 114,000

 Less current portion                                                (39,000)         (36,000)
                                                                 -----------        ---------

                                                                 $    42,000        $  78,000
                                                                 ===========        =========

The note payable to CCIC is collateralized by substantially all of the assets of IBSS and the residence of a principal shareholder of IBSS, and guaranteed by the three principals of IBSS.

The maturities of long-term debt as of December 31, 1998 are as follows:



                  Year ended December 31, 1999                    $ 39,000
                  Year ended December 31, 2000                      36,000
                  Year ended December 31, 2001                       6,000

                                                                  $ 81,000
                                                                  ========

Management believes that the most restrictive covenant of the loan agreement with CCIC is the restriction of IBSS raising additional capital through either debt or equity arrangements, without prior written consent from CCIC.

                 Integrated Business Systems and Services, Inc.
                   Notes To Financial Statements (continued)


NOTE 8.  SUBORDINATED DEBT:

During 1998, IBSS issued $500,000 principal amount of 12% convertible subordinated notes (the "Convertible Notes") due June 5, 2003. Interest on the Convertible Notes is payable monthly, commencing in June 1999. The Convertible Notes are convertible into common shares at $.923, $1.098, $1.273, $1.448 and $1.623 per share in years one through five, respectively, at the option of the holder. The Convertible Notes are redeemable at IBSS' option, in whole or in part, at any time after June 5, 2002. The Convertible Notes are subordinate to all other indebtedness of IBSS.

As part of the Convertible Note financing, IBSS issued the debt holders 541,000, non-transferable, detachable warrants with a two year term, which entitle the holder to purchase one common share for each warrant. The warrants are exercisable at a price of $.923 in year one and $1.061 in year two (Note
9).

NOTE 9.  SHAREHOLDERS' (DEFICIENCY) EQUITY:

Stock Split - On January 28, 1997, IBSS' Board of Directors approved a motion to increase and modify IBSS' authorized shares of common stock from 1,000 at $1 par to 100,000,000 no par value and cancelled the Class B common shares. On March 5, 1997, IBSS' Board of Directors and its shareholders authorized a split of the IBSS outstanding shares by the issuance of 5,999 additional shares of IBSS common stock for each one share presently outstanding. For comparative purposes all common stock share information presented in these financial statements have been restated to reflect the current share structure.

Private Offering - In June 1997, IBSS sold 1,300,000 common shares without par value, in the capital of IBSS at a price of $0.50 (in Canadian funds) per share. Costs of issuance and commissions in the approximate amounts of $103,000 and $47,000, respectively, have been netted out of the proceeds of the private offering.

Initial Public Offering - On November 26, 1997, IBSS issued 3,087,763 shares of common stock in connection with an initial public offering in British Columbia, Canada as follows: (a) 2,500,000 shares issued in the public offering; (b) 150,000 shares issued as a corporate finance fee to Wolverton Securities Ltd. (Small Cap A Agent); and (c) 437,763 shares issued in connection with IBSS' outstanding convertible notes. Upon the consummation of this offering, IBSS' shares were approved for listing and began trading on the Vancouver Stock Exchange.

In addition, in connection with the consummation of the public offering, one of the convertible notes issued by IBSS in March 1997, in the principal amount of approximately $117,000, was converted into shares of common stock. The other convertible note in the principal amount of approximately $70,500 plus approximately $5,100 in interest was repaid by IBSS with a portion of the proceeds from the initial public offering.

Warrants - In consideration for Wolverton agreeing to purchase any shares not sold at the conclusion of IBSS's initial public offering, IBSS granted Wolverton and two of its designees warrants to purchase 486,000, 10,000 and 4,000 commons shares, respectively, of IBSS at any time up to November 27, 1999, at a price of $1.00 (Canadian) per share if exercised in the first year and at a price of $1.15 (Canadian) per share if exercised thereafter.

                 Integrated Business Systems and Services, Inc.
                   Notes To Financial Statements (continued)


NOTE 9.  SHAREHOLDERS' (DEFICIENCY) EQUITY (CONTINUED):

Warrants (continued)

During 1998 in consideration for receiving the Convertible Notes (Note 8), IBSS granted the note holders warrants to purchase 541,000 common shares of IBSS at any time up to June 5, 2000 at a price of $0.92 per share in the first year and at a price of $1.06 per share if exercised thereafter.

Performance Shares - As a requirement of the British Columbia Securities Commission, the total common shares of management (3,600,000) were held pursuant to the terms of an escrow agreement, as performance shares ("Escrowed Shares").

The performance shares may be released from escrow, on a pro-rata basis, based upon the cumulative cash flow of IBSS, as evidenced by annual audited financial statements. "Cash flow" is defined to mean net income or loss before tax, adjusted for certain add-backs. For each $0.91 of cumulative cash flow generated by IBSS from its operations, one performance share may be released from escrow.

IBSS expects that the release of the Escrowed Shares to officers, directors, employees and consultants of IBSS will be deemed compensatory and, accordingly, will result in a substantial non-cash charge to reportable earnings, which would equal the fair market value of such shares on the date of release. Such charge could substantially increase IBSS' loss or reduce or eliminate IBSS' net income, if any, for financial reporting purposes for the period(s) during which such shares are, or become probable of being, released from escrow. Such charge may have a depressive effect on the market price of IBSS securities.

Preferred Stock - IBSS' authorized shares of preferred stock may be issued in one or more series, and the Board of Directors is authorized, without further action by the shareholders, to designate the rights, preferences, limitations and restrictions of and upon shares of each series, including dividend, voting, redemption and conversion rights. The Board of Directors also may designate par value, preferences in liquidation and the numbers of shares constituting any series.

                 Integrated Business Systems and Services, Inc.
                   Notes To Financial Statements (continued)


NOTE 10.  LOSS PER SHARE:

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share:


                                                             1998             1997               1996
                                                          -----------       -----------       -----------
NUMERATOR:

    Numerator for basic and diluted loss per share        $(1,128,761)      $  (745,701)      $  (253,265)
                                                          -----------       -----------       -----------

DENOMINATOR:
  Weighted average common shares - basic and diluted
    calculation                                             8,210,542         4,615,647         3,600,000
                                                          -----------       -----------       -----------

BASIC AND DILUTED LOSS PER SHARE                          $     (0.14)      $     (0.16)      $     (0.07)
                                                          ===========       ===========       ===========


Warrants to purchase approximately 598,000 shares of common stock at a weighted average of $1 (Canadian) per share and employee stock options to purchase 776,360 shares of common stock at an average price of $1.19 (Canadian) per share were outstanding during 1998. The warrants and options were not included in the computation of diluted loss per share because the warrants and options are antidilutive when included in the computation due to IBSS's net loss.

NOTE 11.  EMPLOYEE BENEFITS:

Retirement Plan - IBSS maintains a 401(k) retirement plan, which is managed by an outside trustee. All employees are eligible to participate. IBSS has not contributed to the 401(k) plan.

Stock Option Plan - IBSS' Board of Directors has adopted a stock option plan (the "Option Plan"). The effective date of the Option Plan was April 29, 1997. Options normally extend for 5 years and under committee policy generally become exercisable in installments of 50 percent per six months commencing six months from the date of grant. The maximum number of common shares of IBSS reserved for issuance under the Option Plan, including options currently outstanding, will not exceed 960,000. The number of common shares reserved for issuance to any one person cannot exceed 5% of the number of issued and outstanding common shares, and no person is entitled to receive in any one year grants regarding more than 50,000 shares.

                 Integrated Business Systems and Services, Inc.
                   Notes To Financial Statements (continued)



NOTE 11.  EMPLOYEE BENEFITS (CONTINUED):

Information with respect to options granted under the Stock Option Plan is as follows:


                                                                            Weighted average
                                                                               exercise
                                                                            Price per share
                                                            Stock Options  (Canadian Dollars)
                                                            -------------  ------------------
Outstanding at January 1, 1997                                      --         $     --
Granted during the year                                        289,160         $   1.00
Exercised during the year                                           --         $     --
Expired or cancelled during the year                           (38,000)        $   1.00
                                                              --------         --------
Outstanding at December 31, 1997                               251,160         $   1.00
Granted during the year                                        605,500         $   1.24
Exercised during the year                                       (6,900)        $   1.00
Expired or cancelled during the year                           (73,400)        $   1.00
                                                              --------         --------
OUTSTANDING AT DECEMBER 31, 1998                               776,360         $   1.19
                                                              ========         ========

EXERCISABLE AT DECEMBER 31, 1998                               269,590         $   1.00
                                                              ========         ========

Had compensation expense for IBSS' Option Plan been determined based upon fair values at the grant dates for awards under the Option Plan in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," IBSS' net loss and net loss per share would have increased to the pro forma amounts indicated below. The 1997 grants are non-compensatory, as defined by SFAS No. 123 and therefore have been excluded from the calculations that are summarized in the pro-forma disclosure. Additional stock option awards are anticipated in future years.


                                                     1998
                                                 ------------
Net Loss
    As reported                                  $ (1,128,761)
    Pro forma                                    $ (1,386,387)
Net loss per share
    As reported                                  $      (0.14)
    Pro forma                                    $      (0.17)

The pro forma disclosures required by SFAS 123 regarding net loss and net loss per share are stated as if IBSS has accounted for stock options using fair values. Using the Black-Scholes option pricing model the fair value at the date of grant for these options was estimated using the following assumptions: risk-free interest rates ranging from 4.42% to 5.65%, volatility factor of the expected market price of IBSS' common stock of 1.678 for options issued during 1998; and an expected option life ranging from six months to one year. The weighted average fair value for options granted under the Option Plan during 1998 was $0.09.

                 Integrated Business Systems and Services, Inc.
                   Notes To Financial Statements (continued)


NOTE 11.  EMPLOYEE BENEFITS (CONTINUED):

The Black-Scholes and other option pricing models were developed for use in estimating fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions. IBSS' employee stock options have characteristics significantly different than those of traded options, and changes in the subjective assumptions can materially affect the fair value estimate. Accordingly, in management's opinion, these existing models may not necessarily provide a reliable single measure of the fair value of employee stock options.

NOTE 12.  INCOME TAXES:

Deferred income taxes reflect the net tax effect of temporary differences and carryforwards between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of IBSS' deferred tax assets and liabilities consisted of the following at December 31,:


                                                   1998            1997

Deferred tax assets:
    Operating loss carryforwards                $ 867,380       $ 205,849
    Deferred revenue                               45,670          40,965
    Other, net                                      5,182           5,435
                                                ---------       ---------

Total deferred tax assets                         918,232         252,249
                                                ---------       ---------

Deferred tax liabilities:
    Capitalized software costs                   (324,138)        (78,904)
    Depreciation                                   (2,552)         (7,804)
                                                ---------       ---------

Total deferred tax liabilities                   (326,690)        (86,708)
                                                ---------       ---------

Valuation allowance                              (591,542)       (165,541)
                                                ---------       ---------

Total                                           $      --       $      --
                                                =========       =========

                 Integrated Business Systems and Services, Inc.
                   Notes To Financial Statements (continued)


NOTE 12.  INCOME TAXES (CONTINUED):

Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities at December 31, are as follows:


                                                     1998               1997

Operating loss carryforwards                      $ 661,531          $ 205,849
Deferred revenue                                      4,705             40,965
Other, net                                            4,999             (2,369)
Capitalized software costs                         (245,234)           (78,904)
Valuation allowance                                (426,001)          (165,541)
                                                  ---------          ---------

         Net deferred income taxes                $      --          $      --
                                                  =========          =========

The principal reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to pre-tax loss were as follows for the two years ended December 31,:



                                                              (April 18 - December 31)
                                                     1998               1997

Tax at federal statutory rate                     $(383,779)         $(131,741)
Effect on rate of:
                      Life insurance premiums        (7,368)            (7,610)
   Penalties                                        (27,519)           (23,864)
   Non-deductible expenses                           (7,335)            (2,326)
   Change in valuation allowance                    426,001            165,541
                                                  ---------          ---------

Total                                             $      --          $      --
                                                  =========          =========

Prior to April 18, 1997, IBSS was a Subchapter S corporation, and as such it was not subject to federal or state income taxes. Effective April 18, 1997, IBSS voluntarily revoked its Subchapter S status. Therefore, beginning April 18, 1997 IBSS is subject to the regular Subchapter C income tax rules. For the period April 18, 1997 to December 31, 1997 IBSS had a net operating loss of approximately $542,000. As of December 31, 1998, IBSS had federal and state net operating loss carryforwards of approximately $2,280,000. The net operating loss carryforwards will expire between 2017 and 2018 if not utilized.

                 Integrated Business Systems and Services, Inc.
                   Notes To Financial Statements (continued)


NOTE 13.  RELATED PARTY TRANSACTIONS:

Included in related party payable at December 31, 1998, are demand notes payable to a related party. The notes bear interest of 18% with interest payable upon demand. Effective as of August 29, 1997, three principal holders of IBSS' securities agreed to convert $33,000 of demand notes into contributed capital. Three principal shareholders of IBSS have issued options on 900,000 shares of common stock held in escrow as an inducement for creditors to advance $70,000 to IBSS (Notes 5 and 9).

NOTE 14.  SUPPLEMENTAL CASH FLOW INFORMATION:

During the years presented below, interest paid amounted to:


                                                                 1998          1997           1996
                                                               --------      ---------      --------

              Interest paid                                    $ 19,787      $ 104,716      $ 57,584
                                                               ========      =========      ========


The following table summarizes non-cash investing and financing activities:

                                                                 1998          1997           1996
                                                               --------      ---------      --------
              Transfer of inventory to property and equipment  $  3,962      $              $
                                                               ========      =========      ========

              Conversion of note into contributed capital
                (Note 13)                                      $     --      $  33,000      $     --
                                                               ========      =========      ========

              Conversion of convertible notes into capital
                (Note 9)                                       $     --      $ 119,700      $     --
                                                               ========      =========      ========

NOTE 15.  COMMITMENTS AND CONTINGENCIES:

Operating Lease Commitments - IBSS leases its principal facilities under a noncancellable operating lease expiring in October 1999. The lease is subject to annual adjustments for facility operating costs in excess of an established base year.

Rent expense was approximately as follows for the years ended December 31,:


                                                                 1998          1997           1996
                                                               --------      ---------      --------

              Rent expense                                     $145,000      $ 142,000      $140,000
                                                               ========      =========      ========

                 Integrated Business Systems and Services, Inc.
                   Notes To Financial Statements (continued)


NOTE 15.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

Employment Contracts - IBSS has employment agreements with its executive officers and many of its employees. These agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 1998, excluding bonuses, is approximately $278,000.

NOTE 16.  SIGNIFICANT RISKS AND UNCERTAINTIES:

IBSS' operating results and financial condition can be impacted by a number of factors, including but not limited to the following, any of which could cause actual results to vary materially from current and historical results or IBSS' anticipated future results.

Currently, IBSS' business is focused principally within the manufacturing and hosiery industry. Significant changes in the regulatory or market environment of these industries could impact demand for IBSS' software products and services. Additionally, there is increasing competition for IBSS' products and services, and there can be no assurance that IBSS' current products and services will remain competitive, or that IBSS' development efforts will produce products with the cost and performance characteristics necessary to remain competitive. Furthermore, the market for IBSS' products and services is characterized by rapid changes in technology. IBSS' success will depend on the level of market acceptance of IBSS' products, technologies and enhancements, and its ability to introduce such products, technologies and enhancements to the market on a timely and cost effective basis, and maintain a labor force sufficiently skilled to compete in the current environment.

As discussed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Amounts affected by these estimates include, but are not limited to, the estimated useful lives, related amortization expense and carrying values of IBSS' intangible assets and capitalized software development costs. Changes in the status of certain matters or facts or circumstances underlying these estimates could result in material changes to these estimates, and actual results could differ significantly from these estimates.

A major customer funded a portion of the development of FIS and has received a paid-up license to the programs and development work for use in the hosiery market. This customer represents a significant amount of IBSS' revenue to date. As of December 31, 1998, the customer continues to partially fund development of FIS 2.0.

                 Integrated Business Systems and Services, Inc.
                   Notes To Financial Statements (continued)


NOTE 16.  SIGNIFICANT RISKS AND UNCERTAINTIES (CONTINUED):

IBSS' primary efforts are now directed to the development of a market for its FIS 2.0 software and integration services. Like other companies at this stage of development, IBSS is subject to numerous risks, including the uncertainty of its chosen market, its ability to develop its markets and its ability to finance operations and other risks.

NOTE 17.  SEGMENTED INFORMATION:

Management has determined that IBSS operates in one dominant industry segment which involves the supply of computer technology products and services. All of IBSS's operations, assets, and employees are located in the United States and their revenues are generated in the United States.

NOTE 18.  SUBSEQUENT EVENTS:

Private Placement - In the first quarter of 1999, IBSS completed a private placement of 860,000 shares of common stock and two-year warrants for the purchase of 86,000 shares of common stock, pursuant to which IBSS received gross proceeds of $860,000. The warrants are exercisable at $1.00 per share during the first year following their issuance and at $1.25 per share during the second year following their issuance.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                                  FORM 10-KSB

                                 EXHIBIT INDEX


EXHIBIT NO.
-----------

 3.1     Amended and Restated Articles of Incorporation of the Company incorporated by reference to Exhibit 2.1 to the Company's Form 1-A filed July 9,
         1997

 3.2     Amended and Restated Bylaws of the Company incorporated by reference to
         Exhibit 2.2 to the Company's Form 1-A filed July 9, 1997

10.1 Employment Agreement dated as of December 31, 1996 between the Company and Harry P. Langley incorporated by reference to Exhibit 6.2 to the Company's Form 1-A filed July 9, 1997

10.2 Amendment No. 1 dated as of September 1, 1997, to Employment Agreement dated as of December 31, 1996, between the Company and Harry P.
         Langley incorporated by reference to Exhibit 6.21 to the Company's
         Amendment No. 1 to Form 1-A filed September 15, 1997

10.3     Employment Agreement dated as of January 1, 1997, as amended January
         1, 1998, between the Company and George E. Mendenhall incorporated by reference to Exhibit 6.3 to the Company's Form 1-A filed July 9, 1997

10.4 Amendment No. 1 dated as of September 1, 1997, to Employment Agreement dated as of January 1, 1997, between the Company and George E.
         Mendenhall incorporated by reference to Exhibit 6.22 to the Company's
         Amendment No. 1 to Form 1-A filed September 15, 1997

10.5     Amendment No. 2 dated as of January 1, 1998 to Employment Agreement dated
         January 1, 1997, between the Company and George E. Mendenhall incorporated by reference to Exhibit 6.17(b) to the Company's
         Amendment No. 1 to Form SB-1 filed April 6, 1998 (Registration No.
         333-43437)

10.6 Employment Agreement dated as of December 31, 1996 between the Company and Stuart E. Massey incorporated by reference to Exhibit 6.4 to the Company's Form 1-A filed July 9, 1997

10.7 Amendment No. 1 dated as of September 1, 1997, to Employment Agreement dated as of December 31, 1996, between the Company and Stuart E.
         Massey incorporated by reference to Exhibit 6.23 to the Company's
         Amendment No. 1 to Form 1-A filed September 15, 1997

10.8     Employment Agreement dated as of July 3, 1995, between the Company and
         Donald J. Crossley incorporated by reference to Exhibit 6.20 to the Company's Form 1-A filed July 9, 1997

10.9     Employment Agreement effective as of January 1, 1998 between the
         Company and Donald R. Futch incorporated by reference to Exhibit 6.20 to the Company's Amendment No. 1 to Form SB-1 filed April 6, 1998
         (Registration No. 333-43437)

10.10 Integrated Business Systems and Services, Inc. Stock Option Plan incorporated by reference to Exhibit 6.18 to the Company's Form 1-A filed July 9, 1997

10.11    Loan Agreement dated February 7, 1996 between the Company and Carolina
         Capital Investment Corporation incorporated by reference to Exhibit
         6.5 to the Company's Form 1-A filed July 9, 1997

10.12    Promissory Note dated February 7, 1996 given by the Company to
         Carolina Capital Investment Corporation incorporated by reference to
         Exhibit 6.6 to the Company's Form 1-A filed July 9, 1997

10.13 Assignment of Contracts dated February 7, 1996, between the Company and Carolina Capital Investment Corporation incorporated by reference to Exhibit 6.7 to the Company's Form 1-A filed July 9, 1997

10.14    Security Agreement dated February 7, 1996, between the Company and
         Carolina Capital Investment Corporation incorporated by reference to
         Exhibit 6.8 to the Company's Form 1-A filed July 9, 1997


10.15    Recourse Factoring Contract and Security Agreement dated December 22,
         1995 between the Company and Liberty Finance Company incorporated by reference to Exhibit 6.13 to the Company's Form 1-A filed July 9, 1997

10.16    Lease Agreement dated November 8, 1995 between the Company and Atrium
         Northeast Limited Partnership incorporated by reference to Exhibit
         6.14 to the Company's Form 1-A filed July 9, 1997


10.17    Escrow Agreement among Pacific Corporate Trust Company, the Company,
         Harry P. Langley, George E. Mendenhall and Stuart E. Massey incorporated by reference to Exhibit 6.24 to the Company's Amendment
         No. 2 to Form 1-A filed October 8, 1997

10.18 Premier Reseller Agreement dated April 10, 1997 between the Company and Intermec Corporation incorporated by reference to Exhibit 6.15 to the Company's Amendment No. 1 to Form 1-A filed September 15, 1997

10.19    Business Alliance Program Agreement dated May 22, 1996 between the
         Company and Oracle Corporation, together with a Runtime Sublicense
         Addendum dated May 22,1996, and a Full Use and Deployment Sublicense
         Addendum dated May 22, 1996 incorporated by reference to Exhibit 6.16 to the Company's Form 1-A filed July 9, 1997

27       Financial Data Schedule (for SEC use only)