Form 10QSB
period 1999-03-31
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 1999-05-12
CIK 1040863

                                 United States
                       Securities and Exchange Commission
                              Washington, DC 20549
                                  Form 10-QSB


(Mark one)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1999

( ) TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transaction period from: ________________________ to ___________________

Commission File number:  0-24031

                 Integrated Business Systems and Services, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         South Carolina                                          57-0910139
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

                  115 Atrium Way, Suite 128, Columbia, SC 29223
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (803) 736-5595
                           ---------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
        (Former Name, address or fiscal year, if changed since last report)

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

       9,256,463 shares of no par common shares outstanding at March 31, 1999

Transitional Small Business Disclosure Format (check one)     ( ) Yes  (X)  No

                 Integrated Business Systems and Services, Inc.

                                      Index

                                                                       Page
                                                                      Number

PART I     FINANCIAL INFORMATION

           Item 1  Financial Statements

                   Balance Sheets - March 31, 1999 and
                   December 31, 1998                                    3

                   Statements of Operations for the three months
                   ended March 31, 1999 and 1998, respectively          4

                   Statements of Cash Flows for the three months
                   ended March 31, 1999 and 1998, respectively          5

                   Notes to Consolidated Financial Statements           6

           Item 2  Management's Discussion and Analysis of            7 - 11
                   Financial Condition and Results of Operations

PART II    OTHER INFORMATION

           Items 1 - 6                                                 12

SIGNATURES                                                             13

                  Integrated Business Systems & Services, Inc.
                                 Balance Sheets

                                                                                           March 31,        December 31,
                                                                                             1999               1998
                                                                                          (unaudited)         (audited)
                                                                                     --------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                              47,745            16,593
      Accounts receivable                                                                   107,063           159,122
      Prepaid commissions                                                                    17,705            17,353
      Other prepaid expenses                                                                 22,353            13,553
                                                                                     --------------------------------------

Total current assets                                                                        194,866           206,621
Capitalized software costs, net                                                             897,875           852,996
Property and equipment, net                                                                 129,280           140,756
Other assets                                                                                  2,643             2,743
                                                                                     --------------------------------------

Total assets                                                                              1,224,664         1,203,116
                                                                                     ======================================

Liabilities and Shareholders' Equity (Deficiency)
Current liabilities:
      Notes payable                                                                               0            89,828
      Related party payable                                                                       0            35,300
      Long-term debt, current portion                                                        36,000            39,000
      Accounts payable                                                                      408,549           553,067
      Accrued liabilities
        Accrued compensation and benefits                                                    55,525            56,809
        Accrued payroll taxes                                                                36,280           407,312
        Other                                                                                61,018            89,581
      Deferred revenue                                                                       98,098           120,183
                                                                                     --------------------------------------

Total current liabilities                                                                   695,470         1,391,080
Long-term debt, net of current portion                                                      533,000           542,000
                                                                                     --------------------------------------
Total liabilities                                                                         1,228,470         1,933,080

Commitments and contingencies                                                                 -                  -

Stockholders' equity (deficiency):
      Class A common shares, voting, no par value, 100,000,000 shares authorized, 9,256,463 and 8,438,663 shares outstanding at
        March 31, 1999 and December 31, 1998 respectively.                                2,806,174         2,007,803
      Class A common shares issuable - 60,000 shares                                         60,000                 0
      Accumulated deficit                                                                (2,869,980)       (2,737,767)
                                                                                     --------------------------------------
Total shareholders' equity (deficiency)                                                      (3,806)         (729,964)
                                                                                     --------------------------------------

Total liabilities and shareholders' equity (deficiency)                                   1,224,664         1,203,116
                                                                                     ======================================

   The accompanying notes are an integral part of these financial statements.

                 Integrated Business Systems and Services, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                             Three Months
                                                            ended March 31
                                                --------------------------------------
                                                        1999              1998
                                                --------------------------------------

Revenues

Funded development and other services                 243,006           203,354
Hardware sales                                          1,507            33,354
Software licensing                                      2,779             2,779
Maintenance                                            44,079            68,440
                                                --------------------------------------


      Total revenues                                  291,371           307,927
                                                --------------------------------------

Operating expenses

Cost of revenues                                      124,808           143,964
Research and development costs                          5,011            24,446
General and administrative                            241,766           250,960
Sales and marketing                                    32,643            40,663
                                                --------------------------------------

      Total operating expenses                        404,228           460,033
                                                --------------------------------------

      Loss from operations                           (112,857)         (152,106)

Interest expense                                       19,354             5,109
                                                --------------------------------------

      Net loss                                       (132,211)         (157,215)
                                                ======================================

Earnings (loss) per share:
                                                --------------------------------------
      Basic and diluted                                 (0.02)            (0.02)
                                                ======================================

                                                --------------------------------------
Weighted average common shares outstanding          8,753,927         7,897,763
                                                ======================================

   The accompanying notes are an integral part of these financial statements.

                 Integrated Business Systems and Services, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                       Three Months
                                                                      ended March 31
                                                             ---------------------------------
                                                                  1999               1998
                                                             ---------------------------------

Operating activities
Net loss                                                        (132,211)         (157,215)
Adjustments to reconcile net loss to cash provided
(used) by operating activities:
  Depreciation                                                    13,870            12,802
  Amortization of software costs                                   5,863             5,101
  Decrease (increase) in:
    Accounts receivable                                           52,059           113,060
    Prepaid commissions                                           (5,000)          (17,219)
    Prepaid expenses and other assets                             (4,052)           (4,676)
  Increase (decrease) in:
    Accounts payable                                            (100,411)          159,594
    Accrued expenses                                            (444,988)           64,929
    Deferred revenue                                             (22,085)           (1,040)
                                                             ---------------------------------
Net cash provided (used) by operating activities                (636,955)          175,336
                                                             ---------------------------------

Investing activities
Purchases of property and equipment, net                          (2,394)          (49,129)
Capitalized internal software development costs                  (50,742)         (161,464)
                                                             ---------------------------------
Net cash used by investing activities                            (53,136)         (210,593)
                                                             ---------------------------------

Financing activities
Proceeds from (payments on) notes payable, net                   (92,828)          (44,572)
Payments on long-term debt                                        (9,000)           (9,000)
Proceeds from (payments to) related party, net                   (35,300)           10,000
Sale of common shares                                            798,371                 0
Common shares issuable                                            60,000                 0
                                                             ---------------------------------
Net cash provided by (used in) financing activities              721,243           (43,572)
                                                             ---------------------------------

Net increase (decrease) in cash                                   31,152           (78,829)
Cash and cash equivalents at beginning of period                  16,593            84,649
                                                             ---------------------------------
Cash and cash equivalents at end of period                        47,745             5,820
                                                             =================================


   The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial Statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

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

Results of Operations

For the three months ended March 31, 1999 as compared to the three months ended March 31, 1998

Revenues. Total revenues decreased $16,556 to $291,371 in the three months ended March 31,1999 from $307,927 in the three months ended March 31, 1998. This decrease was primarily attributable to a decrease of sales of integration services and data collection equipment due to the increased emphasis in the completion of FIS 2.0. This decrease was basically offset by an increase in the service revenue of the FIS system business unit.

Cost of Revenues. Total cost of revenues decreased $20,284 to $124,808 in the three months ended March 31, 1999 from $145,092 in the three months ended March 31, 1998. This decrease was attributable to a decrease in the Integration business unit. This decrease was basically offset by an increase in the labor costs of the FIS system business unit as a result of a transfer between business units of several employees.

The cost of revenues as a percentage of total revenues was 43% and 47% in the three months ended March 31, 1999 and 1998, respectively. Accordingly, the gross margin was 57% and 53% in the three months ended March 31, 1999 and 1998, respectively.

Research and Development. Research and development costs decreased $19,435 to $5,011 in the three months ended March 31,1999 from $24,446 in the three months ended March 31, 1998. The Company basically finalized the completion of Version
2.0 of the FIS System. Research and development costs represented approximately 2% and 8% of total revenues for the three months ended March 31,1999 and 1998, respectively. The Manufacturing Execution Management (MEM) module of Version 2.0 of the FIS System was made available for general release during the fourth quarter of 1998. The MEM module was the fourth and final module scheduled to complete the FIS 2.0 system.

General and Administrative. General and administrative expenses, including interest expense, increased $5,050. to $261,120 in the three months ended March 31,1999 from $256,070 in the three months ended March 31, 1998. Rent expense decreased due to a reduction in the leased facilities as of the beginning of 1999. General business insurance increased due to the implementation of a directors, officers and company liability policy effective June, 1998. Interest expense increased due to the accrual on the private placement of the five-year convertible notes in the amount of $500,000 in June, 1998. Professional fees decreased due to a reclassification of marketing public relations expenses to sales and marketing expenses. General and administrative expenses, including interest expense, represented approximately 90% and 83% of total revenues in the three months ended March 31, 1999 and 1998, respectively.

Sales and Marketing. Sales and marketing expenses decreased $6,891 to $32,643 in the three months ended March 31,1999 from $39,535 in the three months ended March 31, 1998. This decrease was primarily attributable to a decrease in marketing salaries due to a reduction of marketing personnel and a reduction in the cost of marketing advertising. This decrease was partially offset by an increase in public relations expenses due to a reclassification from general and administrative expenses. Sales and marketing expenses represented approximately 11% and 13% of total revenues in the three months ended March 31, 1999 and 1998, respectively.

Financial Condition at March 31, 1999

Cash and cash equivalents increased by $47,745 during the three months ended March 31, 1999. This increase was as a result of a private placement of 800,000 shares of stock offset by a reduction in various note payables and other payables as a use of funds from the private placement.

Accounts receivable decreased by $52,059 during the period, reflecting decreased sales of integration services and data collection equipment.

The $50,742 increase in capitalized software is attributed to the basic completion of Version 2.0 of the FIS System.

The $695,610 decrease in current liabilities during the period is due to the partial use of funds from the private placement on February 25, 1999.

Overall, the Company's current liabilities exceeded its current assets at March 31, 1999 by $500,604.

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

In December 1995, the Company entered into a factoring arrangement that was being administered as a short term borrowing arrangement collateralized by accounts receivable, which generally permits borrowing of up to 75% of accounts receivable. This arrangement was terminated by the Company in March, 1999. In February 1996, the Company entered into a loan for $180,000 collateralized by substantially all of the assets of the Company. This loan is being repaid in sixty equal monthly installments.

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

During 1998, the Company received approximately $288,400 in gross proceeds from the exercise by Wolverton Securities Ltd of warrants for the purchase of 430,000 shares of the Company's Common Stock.

In June, 1998, the Company completed a private placement of five-year convertible notes in the amount of $500,000 and non-transferable share purchase warrants entitling the holders to purchase an aggregate of 541,000 common shares of the Company. The notes, which bear interest at the rate of 12% per year, may be converted into common shares of the Company at a conversion price of $0.923 during the first year and during each of the remaining four years of the term of the notes, a conversion price that is higher than the conversion price in the previous year by $0.175 per share.

In the first quarter of 1999, the Company completed a private placement of 800,000 shares of Common Stock and two-year warrants for the purchase of 80,000 shares of Common Stock, pursuant to which the Company received gross proceeds of $800,000. The warrants are exercisable at $1.00 per share during the first year following their issuance and at $1.25 per share during the second year following their issuance.

The Company expects that the proceeds from its capital raising activities along with revenues generated from operations will be adequate to meet the Company's projected working capital and other cash requirements for at least the next nine months. Management intends to closely follow the Company's progress and to reduce expenses if the Company's strategies do not result in sufficient revenues within a reasonable period. Any such reduction will involve scaling back, delaying or postponing those development activities that are not essential to the Company achieving its stated objectives. In any event, the working capital deficit will continue to grow unless and until revenues increase sufficiently to meet expenditure levels.

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

Net cash used in operating activities was approximately $637,000 during the three months ended March 31, 1999 as compared to net cash provided from operating activities of approximately $175,300 during the three months ended March 31, 1998. The increase in cash used in operating activities in 1999 was mainly due to the decrease in accounts receivable, increase in unbilled revenue, and decrease in accrued expenses.

Net cash used in investing activities was approximately $53,100 during the three months ended March 31, 1999, as compared to approximately $210,600 during the three months ended March 31, 1998. The net cash used in investing activities was mainly due to the capitalization of internal software development costs.

Net cash provided by financing activities was approximately $ 721,200 during the three months ended March 31, 1999, as compared to net cash used of approximately $43,600 during the three months ended March 31, 1998. The net cash provided by financing activities resulted primarily from the completion of a private placement of $800,000 and the receipt of $60,000 from a private placement completed in April, 1999, offset by payments on the Company's short-term debt, long-term debt and payments to related party.

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

Assessment. The Y2K Problem could affect computers, software and other equipment that the Company uses. Accordingly, the Company has completed a review of its internal computer programs and systems to determine whether they will be Year 2000 compliant in a timely manner. However, while the Company does not expect the cost of these efforts to be material to its financial position or any year's operating results, there can be no assurance to this effect.

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

Internal Risks. The Company believes that its most significant internal risk posed by the Y2K problems is the possibility of a failure of its accounting systems and hardware. If these systems were to fail, the Company would have to implement manual processes, which may slow the timeliness of information needed to manage the business. As discussed above, the Company plans to avoid this risk by replacing its accounting software and hardware by the third quarter of 1999; however, there can be no assurance that such actions will avoid all problems that could arise.

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

Utilities. A significant portion of the Company's business depends on off-site customer service, via phone or remote connection, and thus the Company is sensitive to some degree to interruptions of phone, wide area network, and power service. At present, there is no available alternative to local phone and data carriers, so the Company cannot insure that it will not be affected by theses third party Y2K Problems, should they arise. Office power, however, is protected by an UPS system that can be augmented by external power generation, although it is not so supplemented at this time.

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


Item 2  Changes in Securities

During the three months ended March 31, 1999, the securities identified below were issued by the Company without registration under the Securities Act of 1933, as amended (the "1933 Act"). In each case, all of the securities were issued pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the 1933 Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that each purchaser was given or had access to detailed financial and other information with respect to the Company and possessed requisite financial sophistication.

On February 25, 1999, the Company, through a private placement, issued an aggregate of 800,000 shares of common stock and two-year non-transferable warrants for the purchase of up to 80,000 shares of the Company's common stock to three private investors for aggregate gross proceeds to the Company of $800,000. The exercise price of the warrants is $1.00 during the first year following their issuance and $1.25 per share during the second year.


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


Date:  May 12, 1999