Form 10QSB
period 1999-06-30
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 1999-07-29
CIK 1040863

                                  UNITED STATES
                       Securities and Exchange Commission
                              Washington, DC 20549
                                   Form 10-QSB

(Mark one)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                 June 30, 1999

(  )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transaction period from: ____________________ to _______________________

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

      9,815,555 shares of no par common shares outstanding at June 30, 1999

Transitional Small Business Disclosure Format (check one)     ( ) YES  (X)  NO

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                                      INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I   FINANCIAL INFORMATION

         Item 1   Financial Statements

                  Balance Sheets - June 30, 1999 and
                  December 31, 1998                                        3

                  Statements of Operations for the three months
                  ended June 30, 1999 and 1998, respectively               4

                  Statements of Cash Flows for the six months
                  ended June 30, 1999 and 1998, respectively               5

                  Notes to Consolidated Financial Statements               6

         Item 2   Management's Discussion and Analysis of                7 - 12
                  Financial Condition and Results of Operations

PART II  OTHER INFORMATION

         Items 1 - 6                                                    13 - 14

SIGNATURES                                                                15

                  INTEGRATED BUSINESS SYSTEMS & SERVICES, INC.
                                 Balance Sheets

                                                                               JUNE 30        DECEMBER 31,
                                                                                 1999             1998
                                                                             (unaudited)       (audited)
                                                                           ----------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                         8,982           16,593
    Accounts receivable                                                             200,780          159,122
    Prepaid commissions                                                              42,353           17,353
    Other prepaid expenses                                                            5,207           13,553
                                                                           ----------------------------------

Total current assets                                                                257,322          206,621
Capitalized software costs, net                                                     852,136          852,996
Property and equipment, net                                                         123,744          140,756
Other assets                                                                          2,643            2,743
                                                                           ----------------------------------

Total assets                                                                      1,235,844        1,203,116
                                                                           ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
    Notes payable                                                                   156,976           89,828
    Related party payable                                                            20,000           35,300
    Long-term debt, current portion                                                  39,000           39,000
    Accounts payable                                                                267,283          553,067
    Accrued liabilities
      Accrued compensation and benefits                                              51,302           56,809
      Accrued payroll taxes                                                         123,673          407,312
      Other                                                                          75,394           89,581
    Deferred revenue                                                                 83,369          120,183
                                                                           ----------------------------------

Total current liabilities                                                           816,997        1,391,080
Long-term debt, net of current portion                                              204,000          542,000
                                                                           ----------------------------------
Total liabilities                                                                 1,020,997        1,933,080

Commitments and contingencies                                                     -                -

Stockholders' equity (deficiency):
    Class A common shares, voting, no par value, 100,000,000 shares authorized, 9,815,555 and 8,438,663 shares outstanding at
      June 30, 1999 and December 31, 1998 respectively.                           3,484,432        2,007,803
    Accumulated deficit                                                          (3,269,584)      (2,737,767)
                                                                           ----------------------------------
Total shareholders' equity (deficiency)                                             214,848         (729,964)
                                                                           ----------------------------------

Total liabilities and shareholders' equity (deficiency)                           1,235,845        1,203,116
                                                                           ==================================


   The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)

                                                         THREE MONTHS                        SIX MONTHS
                                                         ENDED JUNE 30                      ENDED JUNE 30
                                               ---------------------------------- ----------------------------------
                                                     1999             1998              1999             1998
                                               ---------------------------------- ----------------------------------

REVENUES

Services and Funded Development                         180,515          122,121           423,522          325,476
Hardware sales                                               45           17,350             1,551           50,703
Software licensing                                        2,779           37,516             5,558           36,590
Maintenance                                              39,738           81,477            83,817          153,622
                                               ---------------------------------- ----------------------------------


    Total revenues                                      223,077          258,464           514,448          566,391
                                               ---------------------------------- ----------------------------------

OPERATING EXPENSES

Cost of revenues                                        157,366          124,409           282,173          264,811
Research and development costs                           61,123           18,685            66,135           43,132
General and administrative                              305,355          354,329           547,121          605,289
Sales and marketing                                      76,622          122,940           109,265          167,164
                                               ---------------------------------- ----------------------------------

    Total operating expenses                            600,466          620,363         1,004,694        1,080,396
                                               ---------------------------------- ----------------------------------

    Loss from operations                               (377,389)        (361,899)         (490,246)        (514,005)

Interest expense                                         22,215           12,058            41,569           17,168
                                               ---------------------------------- ----------------------------------

    Net loss                                           (399,604)        (373,957)         (531,815)        (531,173)
                                               ================================== ==================================

Earnings (loss) per share:
                                               ---------------------------------- ----------------------------------
    Basic and diluted                                     (0.04)           (0.05)            (0.06)           (0.07)
                                               ================================== ==================================

                                               ---------------------------------- ----------------------------------
Weighted average common shares outstanding            9,459,089        8,138,046         9,081,544        8,066,466
                                               ================================== ==================================


   The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                              SIX MONTHS
                                                                             ENDED JUNE 30
                                                                   ----------------------------------
                                                                         1999             1998
                                                                   ----------------------------------

OPERATING ACTIVITIES
Net loss                                                                   (531,815)        (531,173)
Adjustments to reconcile net loss to cash provided
(used) by operating activities:
  Depreciation                                                               28,844           28,010
  Amortization of software costs                                             53,003           10,201
  Decrease (increase) in:
    Accounts receivable                                                     (41,659)         101,309
    Prepaid commissions                                                     (25,000)         (30,634)
    Prepaid expenses and other assets                                         8,346          (33,183)
    Refundable deposits                                                         100              575
  Increase (decrease) in:
    Accounts payable                                                       (241,677)         102,838
    Accrued expenses                                                       (347,441)         206,887
    Deferred revenue                                                        (36,814)         (36,140)
                                                                   ----------------------------------
Net cash provided (used) by operating activities                         (1,134,113)        (181,310)
                                                                   ----------------------------------

INVESTING ACTIVITIES
Purchases of property and equipment, net                                    (11,831)         (76,204)
Capitalized internal software development costs                             (52,144)        (371,944)
                                                                   ----------------------------------
Net cash used by investing activities                                       (63,975)        (448,148)
                                                                   ----------------------------------

FINANCING ACTIVITIES
Proceeds from (payments on) notes payable, net                               67,148          (25,835)
Proceeds from long-term debt                                                      0          500,000
Payments on long-term debt                                                  (18,000)         (18,000)
Proceeds from (payments to) related party, net                              (15,300)               0
Sale of common shares                                                       954,383          148,854
Paid in Capital                                                             202,246                0
                                                                   ----------------------------------
Net cash provided by (used in) financing activities                       1,190,477          605,019
                                                                   ----------------------------------

Net increase (decrease) in cash                                              (7,611)         (24,439)
Cash and cash equivalents at beginning of period                             16,593           84,649
                                                                   ----------------------------------
Cash and cash equivalents at end of period                                    8,982           60,210
                                                                   ==================================


   The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial Statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

EARNINGS PER SHARE:

The computation of basic earnings (loss) per share and diluted earnings (loss) per share is in conformity with the provisions of Statement of Financial Accounting Standards No. 128.

SUBSEQUENT EVENTS:

On July 23, 1999, the Company completed a private placement of a Convertible Debenture in the principal amount of $1,250,000 and the sale of common stock purchase warrants for the purchase of up to 1,850,000 shares of the Company's common stock. The Company received net proceeds of $913,250 from the sale of the Convertible Debenture and the common stock purchase warrants, after deduction of offering expenses and the placement of $300,000 into an escrow account. Funds from the escrow account are to be released to the Company upon its satisfaction of certain performance milestones. The Convertible Debenture bears an interest rate of seven percent through January 1, 2000 and 10 percent thereafter until maturity on January 1, 2002.

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

Results of Operations

For the three months ended June 30, 1999 as compared to the three months ended June 30, 1998

Revenues. Total revenues decreased $35,387 to $223,077 in the three months ended June 30,1999 from $258,464 in the three months ended June 30, 1998. This decrease was primarily attributable to a decrease in the sales of integration licenses, services, data collection equipment and maintenance due to the increased emphasis in the completion of FIS 2.0. This decrease was partially offset by an increase in the service revenue of the FIS system business unit in conjunction with the first implementation of FIS 2.0.

Cost of Revenues. Total cost of revenues increased $32,957 to $157,366 in the three months ended June 30, 1999 from $124,409 in the three months ended June 30, 1998. This increase was attributable to an increase in Amortization of Software Costs due to the completion of FIS 2.0 as well as an increase in the labor costs of the FIS system business unit as a result of a transfer between business unites of several employees. This increase was partially offset by a decrease in the cost of sales of integration services and data collection equipment due to the increased emphasis in the completion of FIS 2.0.

The cost of revenues as a percentage of total revenues was 70% and 48% in the three months ended June 30, 1999 and 1998, respectively. Accordingly, the gross margin was 30% and 52% in the three months ended June 30, 1999 and 1998, respectively.

Research and Development. Research and development costs increased $42,438 to $61,123 in the three months ended June 30,1999 from $18,685 in the three months ended June 30, 1998. The Company released Version 2.0 of the FIS System for general product availability; therefore, additional development costs were expensed rather than capitalized. Research and development costs represented approximately 27% and 7% of total revenues for the three months ended June 30,1999 and 1998, respectively.

General and Administrative. General and administrative expenses, including interest expense, decreased $38,817 to $327,570 in the three months ended June 30,1999 from $366,387 in the three months ended June 30, 1998. Rent expense decreased due to a reduction in the leased facilities as of the beginning of 1999. General business insurance increased due to the implementation of a directors, officers and company liability policy effective June, 1998. Interest expense increased due to the accrual on the private placement of the five-year convertible notes in the amount of $500,000 in June, 1998. Professional fees decreased due to a reclassification of marketing public relations expenses to sales and marketing expenses. General and administrative expenses, including interest expense, represented approximately 146% and 141% of total revenues in the three months ended June 30, 1999 and 1998, respectively.

Sales and Marketing. Sales and marketing expenses decreased $46,317 to $76,622 in the three months ended June 30,1999 from $122,940 in the three months ended June 30, 1998. This decrease was primarily attributable to a decrease in marketing salaries due to a reduction of marketing personnel and a reduction in the cost of marketing advertising and convention expenses. This decrease was partially offset by an increase in public relations expenses due to a reclassification from general and administrative expenses as well as an increase in marketing. travel. Sales and marketing expenses represented approximately 34% and 47% of total revenues in the three months ended June 30, 1999 and 1998, respectively.

For the six months ended June 30, 1999 as compared to the six months ended June 30, 1998

Revenues. Total revenues decreased $51,943 to $514,448 in the six months ended June 30,1999 from $566,391 in the six months ended June 30, 1998. This decrease was primarily attributable to a decrease in the sales of integration licenses, services, data collection equipment and maintenance due to the increased emphasis in the completion of FIS 2.0. This decrease was partially offset by an increase in the service revenue of the FIS system business unit in conjunction with the first implementation of FIS 2.0.

Cost of Revenues. Total cost of revenues increased $17,362 to $282,173 in the six months ended June 30, 1999 from $264,811 in the six months ended June 30, 1998. This increase was attributable to an increase in Amortization of Software Costs due to the completion of FIS 2.0 as well as an increase in the labor costs of the FIS system business unit as a result of a transfer between business unites of several employees. This increase was partially offset by a decrease in the cost of sales of integration services and data collection equipment due to the increased emphasis in the completion of FIS 2.0.

The cost of revenues as a percentage of total revenues was 54% and 46% in the six months ended June 30, 1999 and 1998, respectively. Accordingly, the gross margin was 46% and 54% in the six months ended June 30, 1999 and 1998, respectively.

Research and Development. Research and development costs increased $23,003 to $66,135 in the six months ended June 30,1999 from $43,132 in the six months ended June 30, 1998. The Company released Version 2.0 of the FIS System for general product availability; therefore, additional development costs were expensed rather than capitalized. Research and development costs represented approximately 12% and 7% of total revenues for the six months ended June 30, 1999 and 1998, respectively.

General and Administrative. General and administrative expenses, including interest expense, decreased $33,767. to $588,690 in the six months ended June 30,1999 from $622,457 in the six months ended June 30, 1998. Rent expense decreased due to a reduction in the leased facilities as of the beginning of 1999. General business insurance increased due to the implementation of a directors, officers and company liability policy effective June, 1998. Interest expense increased due to the accrual on the private placement of the five-year convertible notes in the amount of $500,000 in June, 1998. Professional fees decreased due to a reclassification of marketing public relations expenses to sales and marketing expenses. General and administrative expenses, including interest expense, represented approximately 114% and 102% of total revenues in the six months ended June 30, 1999 and 1998, respectively.

Sales and Marketing. Sales and marketing expenses decreased $57,899 to $109,265 in the six months ended June 30,1999 from $167,164 in the six months ended June 30, 1998. This decrease was primarily attributable to a decrease in marketing salaries due to a reduction of marketing personnel and a reduction in the cost of marketing advertising and convention expenses. This decrease was partially offset by an increase in public relations expenses due to a reclassification from general and administrative expenses as well as an increase in marketing. travel. Sales and marketing expenses represented approximately 21% and 29% of total revenues in the six months ended June 30, 1999 and 1998, respectively.



Financial Condition at June 30, 1999

Cash and cash equivalents increased by $8,982 during the six months ended June 30, 1999.

Accounts receivable decreased by $41,659 during the six months ended June 30, 1999, reflecting decreased sales of integration services and data collection equipment.

The $52,144 increase in capitalized software is attributed to the completion of Version 2.0 of the FIS System.

The $574,083 decrease in current liabilities during the six months ended June 30, 1999 is due to the partial use of funds from private placements on February 25, 1999 and on May 3, 1999.

The Company's current liabilities exceeded its current assets at June 30, 1999 by $559,675.

Liquidity and Capital Resources

From its inception through the middle of 1997, the Company financed its operations primarily through revenues from operations including funded research and development revenues, and occasional short term loans from the Company's principals or their acquaintances. Since the middle of 1997, the Company has financed its operations primarily through private and public offerings of Common Stock and convertible debt, and to a lesser extent through through borrowings from third-party lenders and from revenues from operations.

In December 1995, the Company entered into a factoring arrangement that was being administered as a short term borrowing arrangement collateralized by accounts receivable, which generally permitted borrowing of up to 75% of accounts receivable. This arrangement was terminated by the Company in March, 1999. In February 1996, the Company entered into a loan for $180,000 collateralized by substantially all of the assets of the Company. This loan is being repaid in sixty equal monthly installments.

During 1997, the Company received approximately $1,540,000 in net proceeds (after deduction of commissions and offering costs) from the sale of 3,800,000 shares of its Common stock, of which approximately $1,220,000 was received through the Company's initial public offering in November of 1997 and approximately $320,000 was received from a private offering in June of 1997. The Company used a portion of these proceeds to repay debt of approximately $320,000. In addition, in November of 1997, convertible debt issued by the Company in March of 1997, in the principal amount of $116,700 was converted into shares of Common Stock.

During 1998, the Company received approximately $288,400 in gross proceeds from the exercise by Wolverton Securities Ltd of warrants for the purchase of 430,000 shares of the Company's Common Stock.

In June 1998, the Company completed a private placement of five-year convertible notes in the amount of $500,000 and non-transferable share purchase warrants entitling the holders to purchase an aggregate of 541,000 common shares of the Company. The notes, which bear interest at the rate of 12% per year, may be converted into common shares of the Company at a conversion price of $0.923 during the first year and during each of the remaining four years of the term of the notes; a conversion price that is higher than the conversion price in the previous year by $0.175 per share. In June 1999, $320,000 of the $500,000 convertible note was converted into common shares at a conversion price of $0.923 per share.

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

In the second quarter of 1999, the Company completed a private placement of 60,000 shares of Common Stock and two-year warrants for the purchase of 6,000 shares of Common Stock, pursuant to which the Company received gross proceeds of $60,000. Under the terms of this private placement, the Company also issued 1,800 shares of Common Stock as finder's fees. The warrants are exercisable at $1.00 per share during the first year following their issuance and at $1.25 per share during the second year following their issuance.

In the second quarter of 1999 the Company completed a Common Stock Purchase Warrant Agreement with accredited investors for the purchase of 1,000,000 shares of Common Stock, pursuant to which the Company received gross proceeds of $200,000. The warrants are exercisable at $1.00 per share during the term of this Agreement.

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

The Company leases its principal facilities under a noncancellable operating lease expiring in October 1999, which can be renewed for a five-year term at market rates. The lease is subject to annual adjustments for facility operating costs in excess of an established base year. On December 31, 1998, the Company reduced the size of the facilities by approximately 38%. The minimum annual commitment for rent under this lease is approximately $82,700. The rent expense under this lease in 1998 and 1997 was approximately $133,200 and $134,000, respectively.

Net cash used in operating activities was approximately $1,134,100 during the six months ended June 30, 1999, as as compared to approximately $181,300 during the six months ended June 30, 1998. The increase in cash used in operating activities in 1999 was mainly due to the decrease in accounts receivable, increase in unbilled revenue, and decrease in accrued expenses.

Net cash used in investing activities was approximately $64,000 during the six months ended June 30, 1999, as compared to approximately $448,100 during the six months ended June 30, 1998. The net cash used in investing activities was mainly due to the capitalization of internal software development costs.

Net cash provided by financing activities was approximately $1,190,500 during the six months ended June 30, 1999, as compared to approximately $605,000 during the six months ended June 30, 1998. The net cash provided by financing activities resulted primarily from the completion of a private placement of $800,000, the receipt of $60,000 from a private placement and the receipt of $200,000 associated with the sale of warrants, offset by payments on the Company's short-term debt, long-term debt and payments to related party.


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


Item 2  CHANGES IN SECURITIES

During the three months ended June 30, 1999, the securities identified below were issued by the Company without registration under the Securities Act of 1933, as amended (the "1933 Act"). In each case, all of the securities were issued pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the 1933 Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that each purchaser was given or had access to detailed financial and other information with respect to the Company and possessed requisite financial sophistication.

In the second quarter of 1999 the Company completed a Common Stock Purchase Warrant Agreement with accredited investors for the purchase of 1,000,000 shares of Common Stock, pursuant to which the Company received gross proceeds of $200,000. The warrants are exercisable at $1.00 per share during the term of this Agreement.

In the second quarter of 1999, the Company, through a private placement, issued an aggregate of 60,000 shares of common stock and two-year non-transferable warrants for the purchase of up to 6,000 shares of the Company's common stock to two private investors for aggregate gross proceeds to the Company of $60,000. Under the terms of this private placement, the Company also issued 1,800 shares of common stock as finders fees. The exercise price of the warrants is $1.00 during the first year following their issuance and $1.25 per share during the second year.

In the second quarter of 1999, the Company, through the conversion of five-year convertible subordinated notes completed in the June 1998 private placement, issued 346,692 shares of common stock to certain holders of the notes at a price of $0.923 per share.


Item 3  DEFAULTS UPON SENIOR SECURITIES

         This item is not applicable.


Item 4  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         (a) The Company's annual meeting of shareholders was held on June 11, 1999.
         (b) Matters approved at the meeting:
         (i)           Election of Directors:

                                                                                   Number of shares
                                                                                   ----------------
                       Nominees                                                For        Withhold Authority
                       --------                                                ---        ------------------

                       Stuart E. Massey and Russell C. King Jr.              5,023,825           4,500
                       George E. Mendenhall and Raymond M. Burdick           5,023,825           4,500
                       Harry P. Langley and Joseph C. Berger, Jr.            5,023,825           4,500

         (ii) Proposal to ratify amendment to the Company's stock option plan:

                       For                 Against          Abstain
                       ---                 -------          -------
                       5,018,325            4,500            2,000

         (iii) Proposal to ratify grants and amendments of stock options of affiliates:

                       For           Against      Abstain
                       ---           -------      -------
                       4,971,825      51,500       5,000

         (iv)     Proposal to approve future private placement financings:

                       For           Against      Abstain       Broker Non-Vote
                       ---           -------      -------       ---------------
                       3,924,678      56,000       3,000           1,044,647

         (v) Proposal to ratify the appointment of Scott, Holloway &McElveen, LLP as the Company's independent auditors for the fiscal year ending December 31, 1999:

                       For           Against      Abstain
                       ---           -------      -------
                       5,021,825       4,500        2,000


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

Integrated Business Systems and Services, Inc.
             (Registrant)


/s/Harry P. Langley
-------------------------------------
Harry P. Langley
President, Treasurer, Chief Executive
Officer, Chief Financial Officer and
Chairman of the Board


Date:        June 27 , 1999