Form 10QSB
period 1999-09-30
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 1999-11-01
CIK 1040863

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark one)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:            September 30, 1999
                                           ------------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transaction period from: ____________________ to _______________________

Commission File number:      0-24031
                             -------

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

   9,820,555 shares of no par common shares outstanding at September 30, 1999
   --------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one)     ( ) YES  (X)  NO

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                                      INDEX

                                                                                     PAGE
                                                                                    NUMBER
                                                                                    ------
PART I   FINANCIAL INFORMATION

           Item 1    Financial Statements

                         Balance Sheets - September 30, 1999, and
                         December 31, 1998                                             3

                         Statements of Operations for the three months and nine
                         months ended September 30, 1999, and 1998, respectively       4

                         Statements of Cash Flows for the nine months
                         ended September 30, 1999, and 1998, respectively              5

                         Notes to Consolidated Financial Statements                    6

            Item 2   Management's Discussion and Analysis of                         7 - 12
                     Financial Condition and Results of Operations

PART II  OTHER INFORMATION

            Items 1 - 6                                                               13

SIGNATURES                                                                            14

                  INTEGRATED BUSINESS SYSTEMS & SERVICES, INC.
                                 BALANCE SHEETS

                                                                           SEPTEMBER 30,     DECEMBER 31,
                                                                               1999              1998
                                                                            (UNAUDITED)        (AUDITED)
                                                                     ------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                 215,055             16,593
     Accounts receivable                                                       244,918            159,122
     Prepaid commissions                                                        67,353             17,353
     Other prepaid expenses                                                     55,573             13,553
                                                                     ------------------------------------

Total current assets                                                           582,899            206,621
Capitalized software costs, net                                                810,069            852,996
Property and equipment, net                                                    122,043            140,756
Other assets                                                                     2,643              2,743
                                                                     ------------------------------------

Total assets                                                                 1,517,654          1,203,116
                                                                     ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Notes payable                                                              48,975             89,828
     Related party payable                                                           0             35,300
     Long-term debt, current portion                                                 0             39,000
     Accounts payable                                                          110,859            147,140
     Accrued liabilities
       Accrued compensation and benefits                                        61,369             56,809
       Accrued payroll taxes                                                   181,018            407,312
       Other                                                                    51,086            495,510
     Deferred revenue                                                           54,231            120,183
                                                                     ------------------------------------

Total current liabilities                                                      507,538          1,391,082
Long-term debt, net of current portion                                       1,430,000            542,000
                                                                     ------------------------------------
Total liabilities                                                            1,937,538          1,933,082

Commitments and contingencies                                                     --                 --

Stockholders' equity (deficiency):
     Class A common shares, voting, no par value, 100,000,000 shares authorized, 9,820,555 and 8,438,663 shares outstanding at
       September 30, 1999 and December 31, 1998 respectively                 3,500,369          2,007,803
     Accumulated deficit                                                    (3,920,253)        (2,737,769)
                                                                     ------------------------------------
Total shareholders' equity (deficiency)                                       (419,884)          (729,966)
                                                                     ------------------------------------

Total liabilities and shareholders' equity (deficiency)                      1,517,654          1,203,116
                                                                     ====================================


   The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS                       NINE MONTHS
                                                     ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
                                                ---------------------------       ---------------------------
                                                     1999            1998             1999             1998
                                                ---------------------------       ---------------------------

REVENUES

Services and Funded Development                     47,796           54,665          471,318          380,140
Hardware sales                                          25           37,981            1,576           88,684
Software licensing                                   1,853            2,779            7,411           39,369
Maintenance                                         38,748           76,924          122,565          230,546
                                                ---------------------------       ---------------------------


     Total revenues                                 88,422          172,349          602,870          738,739
                                                ---------------------------       ---------------------------

OPERATING EXPENSES

Cost of revenues                                   105,029          112,651          387,202          377,461
Research and development costs                     248,907           11,289          315,041           54,420
General and administrative                         270,545          274,672          817,667          879,962
Sales and marketing                                 91,669          152,292          200,935          314,767
                                                ---------------------------       ---------------------------

     Total operating expenses                      716,150          550,904        1,720,845        1,626,610
                                                ---------------------------       ---------------------------

     Loss from operations                         (627,728)        (378,555)      (1,117,975)        (887,871)

Interest expense                                    22,940           22,903           64,509           40,070
                                                ---------------------------       ---------------------------

     Net loss                                     (650,668)        (401,458)      (1,182,484)        (927,941)
                                                ===========================       ===========================

Earnings (loss) per share:
                                                ---------------------------       ---------------------------
     Basic and diluted                               (0.07)           (0.05)           (0.13)           (0.11)
                                                ===========================       ===========================

                                                ---------------------------       ---------------------------
Weighted average common shares outstanding       9,459,089        8,138,046        9,081,544        8,142,835
                                                ===========================       ===========================


   The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   NINE MONTHS
                                                               ENDED SEPTEMBER 30
                                                    ------------------------------------
                                                               1999              1998
                                                    ------------------------------------

OPERATING ACTIVITIES
Net loss                                                   (1,182,484)          (927,940)
Adjustments to reconcile net loss to cash provided
(used) by operating activities:
  Depreciation                                                 44,471             43,575
  Amortization of software costs                               95,070             15,302
  Decrease (increase) in:
    Accounts receivable                                       (85,796)           175,874
    Prepaid commissions                                       (50,000)            18,088
    Prepaid expenses and other assets                         (42,020)            (7,717)
    Refundable deposits                                           100                575
  Increase (decrease) in:
    Accounts payable                                          (36,281)           (36,488)
    Accrued expenses                                         (666,158)           658,577
    Deferred revenue                                          (65,952)           (79,968)
                                                    ------------------------------------
Net cash provided (used) by operating activities           (1,989,050)          (140,122)
                                                    ------------------------------------

INVESTING ACTIVITIES
Purchases of property and equipment                           (25,758)           (78,803)
Capitalized internal software development costs               (52,144)          (598,415)
                                                    ------------------------------------
Net cash used by investing activities                         (77,902)          (677,218)
                                                    ------------------------------------

FINANCING ACTIVITIES
Proceeds from (payments on) notes payable, net                (40,852)           (49,126)
Proceeds from long-term debt                                1,250,000            500,000
Conversion of long-term debt to equity                       (320,000)                 0
Payments on long-term debt                                    (81,000)           (27,000)
Proceeds from (payments to) related party, net                (35,300)            35,300
Sale of common shares                                       1,277,070            275,102
Paid in Capital                                               215,496                  0
                                                    ------------------------------------
Net cash provided by (used in) financing activities         2,265,414            734,276
                                                    ------------------------------------

Net increase (decrease) in cash                               198,462            (83,064)
Cash and cash equivalents at beginning of period               16,593             84,649
                                                    ------------------------------------
Cash and cash equivalents at end of period                    215,055              1,585
                                                    ====================================


   The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete Financial Statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

EARNINGS PER SHARE:

The computation of basic earnings (loss) per share and diluted earnings (loss) per share is in conformity with the provisions of Statement of Financial Accounting Standards No. 128.

DELIVERY OF PRODUCT AND NAME CHANGE:

On September 7, 1999, the Company announced the final delivery of the product and changed the Flexible Industrial Solutions (FIS 2.0) applications name to Synapse Manufacturing 2.0. Management believes the name change will better reflect the functionality of the applications formally known as FIS 2.0.

SUBSEQUENT EVENTS:

The Company entered into a lease agreement dated October 1,1999, with the Atrium Northeast Limited Partnership effective November 1, 1999, for a 5 year period with an option to renew for one 5-year period at market rates. The lease is for 18,124 square feet of office space at a base rent of $276,391 for the first year. The second year base rent increases to $280,922. The third through fifth year base rent increases to $285,453.

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

Results of Operations

For the three months ended September 30, 1999 as compared to the three months ended September 30, 1998

Revenues. Total revenues decreased $83,927 to $88,422 in the three months ended September 30,1999, from $172,349 in the three months ended September 30, 1998. This decrease was primarily attributable to a decrease in the sales of integration services, data collection equipment and maintenance due to the increased emphasis in the completion of Synapse Manufacturing 2.0.

Cost of Revenues. Total cost of revenues decreased $7,622 to $105,029 in the three months ended September 30, 1999, from $112,651 in the three months ended September 30, 1998. This decrease was attributable to a decrease in labor costs, a decrease in the cost of sales of data collection equipment sold and a decrease in the cost of vendor maintenance. This decrease was partially offset by an increase in the amortization of software costs due to the completion of Synapse Manufacturing 2.0.

The cost of revenues as a percentage of total revenues was 118% and 65% in the three months ended September 30, 1999, and 1998, respectively. Accordingly, the gross margin was (18%) and 35% in the three months ended September 30, 1999, and 1998, respectively.

Research and Development. Research and development costs increased $237,618 to $248,907 in the three months ended September 30,1999, from $11,289 in the three months ended September 30, 1998. The Company released Version 2.0 of the Synapse Manufacturing System for general product availability; therefore, additional development costs were expensed rather than capitalized. Research and development costs represented approximately 281% and 6% of total revenues for the three months ended September 30,1999, and 1998, respectively.

General and Administrative. General and administrative expenses, including interest expense, decreased $4,090 to $293,485 in the three months ended September 30,1999, from $297,575 in the three months ended September 30, 1998. General and administrative expenses, including interest expense, represented approximately 332% and 173% of total revenues in the three months ended September 30, 1999 and 1998 respectively.

Sales and Marketing. Sales and marketing expenses decreased $60,623 to $91,669 in the three months ended September 30,1999, from $152,292 in the three months ended September 30, 1998. This decrease was primarily attributable to a decrease in marketing salaries due to a reduction of marketing personnel, a decrease in commissions expense and a reduction in the cost of marketing advertising and convention expenses. This decrease was partially offset by an increase in public relations and investor public relations awareness as well as an increase in marketing travel expenses. Sales and Marketing expenses represented approximately 104% and 88% of total revenues in the three months ended September 30, 1999, and 1998, respectively.

For the Nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998

Revenues. Total revenues decreased $135,869 to $602,870 in the nine months ended September 30,1999, from $738,739 in the nine months ended September 30, 1998. This decrease was primarily attributable to a decrease in the sales of integration licenses, services, data collection equipment and maintenance due to the increased emphasis in the completion of Synapse Manufacturing 2.0. This decrease was partially offset by an increase in the service revenue associated with Synapse Manufacturing integration services in conjunction with the first implementation of Synapse Manufacturing 2.0.

Cost of Revenues. Total cost of revenues increased $9,741 to $387,202 in the nine months ended September 30, 1999, from $377,461 in the nine months ended September 30, 1998. This increase was attributable to an increase in amortization of software costs due to the completion of Synapse Manufacturing
2.0 as well as an increase in the labor costs of the FIS system business unit as a result of a transfer between business units of several employees. This increase was partially offset by a decrease in the cost of sales of integration services and data collection equipment due to the increased emphasis in the completion of Synapse Manufacturing 2.0.

The cost of revenues as a percentage of total revenues was 64% and 51% in the nine months ended September 30, 1999, and 1998, respectively. Accordingly, the gross margin was 36% and 49% in the nine months ended September 30, 1999, and 1998, respectively.

Research and Development. Research and development costs increased $260,621 to $315,041 in the nine months ended September 30,1999, from $54,420 in the nine months ended September 30, 1998. The Company released Version 2.0 of the Synapse Manufacturing System for general product availability; therefore, additional development costs were expensed rather than capitalized. Research and development costs represented approximately 52% and 7% of total revenues for the nine months ended September 30, 1999 and 1998, respectively.

General and Administrative. General and administrative expenses, including interest expense, decreased $37,857 to $882,175 in the nine months ended September 30,1999, from $920,032 in the nine months ended September 30, 1998. Rent expense decreased due to a reduction in the leased facilities as of the beginning of 1999 and professional fees decreased due to a reclassification of marketing public relations expenses to sales and marketing expenses. This decrease was partially offset by an increase in interest expense as a result of a private placement of a five-year convertible note in the amount of $1,250,000 in July, 1999. General and administrative expenses, including interest expense, represented approximately 146% and 125% of total revenues in the nine months ended September 30, 1999, and September 30, 1998, respectively.

Sales and Marketing. Sales and marketing expenses decreased $113,832 to $200,935 in the nine months ended September 30,1999, from $314,767 in the nine months ended September 30, 1998. This decrease was primarily attributable to a decrease in marketing salaries due to a reduction of marketing personnel, a reduction in marketing commission expense and a reduction in the cost of marketing advertising and convention expenses. This decrease was partially offset by an increase in public relations expenses due to a reclassification from general and administrative expenses as well as an increase in marketing travel. Sales and marketing expenses represented approximately 33% and 43% of total revenues in the nine months ended September 30, 1999, and 1998, respectively.


Financial Condition at September 30, 1999

Cash and cash equivalents increased by $198,462 during the nine months ended September 30, 1999.

Accounts receivable decreased by $85,796 during the nine months ended September 30, 1999, reflecting decreased sales of integration services and data collection equipment.

The $52,144 increase in capitalized software is attributed to the completion of Version 2.0 of the FIS System.

The $883,544 decrease in current liabilities during the nine months ended September 30, 1999 is due to the partial use of funds from private placements on February 25, 1999, May 3, 1999, and July 23, 1999.

The Company's current assets exceeded its current liabilities at September 30, 1999 by $75,361.


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

In December 1995, the Company entered into a factoring arrangement that was being administered as a short term borrowing arrangement collateralized by accounts receivable, which generally permitted borrowing of up to 75% of accounts receivable. This arrangement was terminated by the Company in March, 1999. In February, 1996 the company entered into a loan for $180,000 collateralized by substantially all of the assets of the Company. This loan was retired in July of 1999.

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

During 1998, the Company received approximately $288,400 in gross proceeds from the exercise by Wolverton Securities, Ltd of warrants for the purchase of 430,000 shares of the Company's Common Stock.

In June 1998, the Company completed a private placement of five-year convertible notes in the amount of $500,000 and non-transferable share purchase warrants entitling the holders to purchase an aggregate of 541,000 common shares of the Company. The notes, which bear interest at the rate of 12% per year, may be converted into common shares of the Company at a conversion price of $0.923 during the first year and during each of the remaining four years of the term of the notes; a conversion price that is higher than the conversion price in the previous year by $0.175 per share. In June, 1999, $320,000 of the $500,000 convertible note was converted into common shares at a conversion price of $0.923 per share.

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

In the third quarter of 1999 the Company completed a Private Placement Offering for an aggregate principal amount of $1,250,000 through a Convertible Debenture with an interest rate of 7% thru January 1, 2000; 10% thereafter with a maturity date of January 1, 2002. In conjunction with the Convertible Debenture, the Company also entered into a Common Stock Purchase Warrant Agreement for the purchase of 1,850,000 shares of Common Stock.

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

The Company leased its principal facilities under a noncancellable operating lease through October 31, 1999, which had a five-year renewable term at market rates. The lease was subject to annual adjustments for facility operating costs in excess of an established base year. On December 31, 1998, the Company reduced the size of the facilities by approximately 38%. The minimum annual commitment for rent under this lease was approximately $82,700. The rent expense under this lease in 1998 and 1997 was approximately $133,200 and $134,000, respectively.

The Company entered into a lease agreement dated October 1,1999, with the Atrium Northeast Limited Partnership effective November 1, 1999, for a 5 year period with an option to renew for one 5-year period at market rates. The lease is for 18,124 square feet of office space at a base rent of $276,391 for the first year. The second year base rent increases to $280,922. The third through fifth year base rent increases to $285,453.

Net cash used in operating activities was approximately $1,989,100 during the nine months ended September 30, 1999, as compared to approximately $140,100 during the nine months ended September 30, 1998. The increase in cash used in operating activities in 1999 was mainly due an increase in the net loss, an increase in accounts receivable, an increase in prepaid items and a decrease in current liabilities.

Net cash used in investing activities was approximately $77,900 during the nine months ended September 30, 1999, as compared to approximately $677,200 during the nine months ended September 30, 1998. The net cash used in investing activities was mainly due to the capitalization of internal software development costs.

Net cash provided by financing activities was approximately $2,265,400 during the nine months ended September 30, 1999, as compared to approximately $734,300 during the nine months ended September 30, 1998. The net cash provided by financing activities resulted primarily from the completion of a private placement of $800,000, receipt of $60,000 from a private placement, the receipt of $200,000 associated with the sale of warrants, and the completion of a private placement of $1,250,000 through a Convertible Debenture offset by payments on the Company's short-term and long-term debt.

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

Readiness. As a software developer, the Company has had a longstanding program of keeping pace with current technology as part of its commitment to its customers and its development staff. As such, the Company's IT systems, including its internal network servers and operational software, are current generation, and are checked and upgraded frequently to ensure Y2K compliance. In addition, the Company has evaluated its non-IT equipment and other intelligent office machines, including print servers, fax machines and laser printers for Y2K compliance. With the exception of one development server and the Company's current accounting software and accompanying hardware, all of which are scheduled to be replaced by fully compliant systems in the fourth quarter of 1999, all of the systems and machinery evaluated by the Company were found to be Y2K immune or compliant. The Company expects to expend approximately $10,000 on replacement systems for its existing accounting software and accompanying hardware.

Core Products. In accordance with industry guidelines, all of the current software products of the Company are fully Y2K compliant, and a fee-based program is in place to assist customers with older versions of Company provided products, if they should require it.

Internal Risks. The Company believes that its most significant internal risk posed by the Y2K problems is the possibility of a failure of its accounting systems and hardware. If these systems were to fail, the Company would have to implement manual processes, which may slow the timeliness of information needed to manage the business. As discussed above, the Company plans to avoid this risk by replacing its accounting software and hardware in the fourth quarter, 1999; however, there can be no assurance that such actions will avoid all problems that could arise.

Third Party Compliance:

Vendors. The Company's software has been developed for a variety of hardware and operating system (OS) plat forms, including IBM servers running AIX, Hewlett Packard servers and HP/UX, Intel servers with Microsoft Windows/NT or Linux and others. Consequently, the Company's software is not tied to any one hardware or OS vendor. The Company is not primarily a hardware reseller, and is not dependent on the fate of any particular hardware vendor or platform. The Company has been gathering information from and has initiated communications with its vendors to identify and, to the extent possible, resolve issues involving the Y2K Problem. However, the Company has limited or no control over the actions of its vendors and others. Therefore, while the Company expects that it will be able to resolve any significant Y2K Problems with its own system, it cannot guarantee that its vendors or others will resolve any or all Y2K Problems with their systems before the occurrence of a material disruption to their businesses. Any failure of these vendors or others to resolve Y2K Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition or operating results.

Customers. The Company is querying its customer base as to its progress in identifying and addressing potential Y2K problems in their computer systems. At present, the Company has little information on the Y2K readiness of its customer base.

Utilities. A significant portion of the Company's business depends on off-site customer service, via phone or remote connection, and thus the Company is sensitive to some degree to interruptions of phone, wide area network, and power service. At present, there is no available alternative to local phone and data carriers, so the Company cannot insure that it will not be affected by these third party Y2K Problems, should they arise. Office power, however, is protected by a UPS system that can be augmented by external power generation, although it is not so supplemented at this time.

Ongoing Analysis. The Company has not yet established a contingency plan to address potential Y2K Problems, and it is currently considering the extent to which it will develop a formal contingency plan. The Company will continue to internally upgrade its systems according to its strategic plan, replacing any remaining non-Y2K-compliant systems by the fourth quarter of 1999. Management believes that the Company's primary Y2K vulnerabilities are external. With further dialog with third-party service providers, the Company will continue to refine its risk assessments and possible contingency plans in the coming months.

Summary Assessment. While the Company expects to identify and resolve all Y2K Problems that could materially adversely affect its business, financial condition or operating results, there can be no assurance that the Company has identified or will identify all Y2K Problems in its computer systems or those of third parties in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The Company believes that it is not possible to determine with complete certainty that all Y2K Problems affecting it have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many failures related to the Y2K Problem will occur with its vendor, customers or other third parties or the severity, duration, or financial consequences of such failures. The expenses of the Company's efforts to identify and address such problems in advance of their occurrence are not expected to be material, but the potential expenses or liabilities to which the

Company may become subject as a result of such problems could have a material adverse effect on the Company's business, financial condition and results of operations. Maintenance or modification costs will be expensed as incurred.



This form 10-QSB contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Form 10-QSB that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations included, among other things, the risk associated with start-up companies, including start-up losses, liquidity problems, uncertainty of revenues, markets, profitability and the need for additional funding; the risks that the Company may be unable to raise additional capital through private financings, debt or equity offerings or collaborative arrangements with others on acceptable terms; intense competition from a variety of competitors with greater resources and market acceptance; the Company's limited experience in assembling a sales and marketing team and strategy; the potential need to make continuing significant investments in software development in response to rapidly evolving technologies and technological shifts; the risks associated with the potential loss of one or more key customers of the Company; the Company's dependence upon key personnel; the challenges and uncertainties in the implementation of the Company's expansion and development strategies; and other factors described in other reports filed by the Company with the Securities and Exchange Commission.

                                     PART II

                                OTHER INFORMATION


Item 1  LEGAL PROCEEDINGS

          The Company is not party to any pending litigation.


Item 2  CHANGES IN SECURITIES

During the three months ended September 30, 1999, the securities identified below were issued by the Company without registration under the Securities Act of 1933, as amended (the "1933 Act"). In each case, all of the securities were issued pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the 1933 Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that each purchaser was given or had access to detailed financial and other information with respect to the and possessed requisite financial sophistication.

The Company entered into a Private Placement Offering on July 23, 1999 for an aggregate principal amount of $1,250,000 through a Convertible Debenture with an interest rate of 7% through January 1, 2000; 10% thereafter with a maturity date of January 1, 2002. In conjunction with the Convertible Debenture, the Company also entered into a Common Stock Purchase Warrant Agreement for the purchase of 1,850,000 shares of Common Stock.


Item 3  DEFAULTS UPON SENIOR SECURITIES

          This item is not applicable.


Item 4  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          This item is not applicable.


Item 5  OTHER INFORMATION

          This item is not applicable.


Item 6  EXHIBITS AND REPORTS ON FORM 8-K

          There were no Form 8-K filings during the period.

           Exhibits:

           10.16 - Lease Agreement dated October 1, 1999 between the Company and Atrium Northeast Ltd. Partnership.

           27 - Financial Data Schedule

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


Date:        October 29, 1999