Form 10KSB40
period 1999-12-31
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2000-03-10
CIK 1040863

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from                to
                                   --------------    --------------

Commission File Number:  0-24031

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

       South Carolina                                    57-0910139
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

115 Atrium Way, Suite 228, Columbia, SC                      29223
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (803) 736-5595
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                           Common Stock, no par value
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 1999, the issuer's most recent fiscal year end, were $779,217.

The aggregate market value of voting stock held by nonaffiliates of the issuer on February 29, 2000 was approximately $115,309,954.*

The number of shares outstanding of the registrant's common stock, no par value, was 10,537,635 at December 31,1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Proxy Statement in connection with its 2000 Annual Meeting of Shareholders (Part III).

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

-----------------
* Calculated by excluding all shares held by officers, directors and controlling shareholders of issuer without conceding that all such persons are "affiliates" of issuer for purposes of the federal securities laws.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                              INDEX TO FORM 10-KSB


         PART I                                                                                                PAGE


Item 1.  Description of Business..................................................................................3

Item 2.  Description of Property..................................................................................7

Item 3.  Legal Proceedings........................................................................................7

Item 4.  Submission of Matters to a Vote of Security Holders......................................................7


         PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.................................................8

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................9

Item 7.  Financial Statements....................................................................................13

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................13


         PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)

         of the Exchange Act.....................................................................................14

Item 10. Executive Compensation..................................................................................14

Item 11. Security Ownership of Certain Beneficial Owners and Management..........................................14

Item 12. Certain Relationships and Related Transactions..........................................................14

Item 13. Exhibits and Reports on Form 8-K........................................................................14

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

The Company was incorporated in South Carolina in 1990, and its principal office is located at Suite 228, 115 Atrium Way, Columbia, South Carolina, 29223. Its telephone number is (803) 736-5595.

Integrated Business Systems and Services, Inc. ("IBSS") provides computer technology products and services to manufacturers and other industries throughout the country that require automation of manufacturing processes and/or business-to-business on-line transaction processing products. IBSS licenses, installs and services its proprietary products, Synapse Manufacturing, Synapse EAI+, and Synapse B2B. Synapse Manufacturing is typically licensed to manufacturers that have already installed or are planning to install ERP (Enterprise Resource Planning) systems. ERP systems use database technology to control all of the information relating to a manufacturing company's customers, products, employees and financial data. IBSS' Synapse EAI+ product is typically licensed to companies that require seamless integration between disparate systems and applications. IBSS and its system integrators utilize Synapse B2B to integrate their customer's suppliers and customers together via the Internet and link other legacy system applications together without requiring traditional or object oriented programming techniques.

IBSS' MISSION STATEMENT:

THE COMPANY'S MISSION IS TO BE A HIGHLY PROFITABLE WORLD-CLASS PROVIDER OF VALUE ADDED ELECTRONIC BUSINESS SOFTWARE PRODUCTS TO MANUFACTURING COMPANIES AND OTHER INDUSTRIES THAT REQUIRE THE USE OF TRANSACTION PROCESSING TECHNOLOGY.

PRODUCTS AND SERVICES

The Company announced on February 22, 2000, the availability of SYNAPSE B2B. IBSS' Synapse B2B product enables business-to-business integration via the Internet with other business systems and legacy applications. Resolving the problems of complex, time consuming and costly integration issues is now critical for an enterprise to be successful. Business-to-business (B2B) integration is the automated exchange of information between different organizations.

The Company announced on October 11, 1999, the availability of SYNAPSE EAI+, the Company's open Enterprise Modeling tool, that offers more than just data mapping and message switching. IBSS' enterprise application integration (EAI) tool provides companies with true enterprise modeling and application extension. Synapse EAI+ allows complete access to data from suppliers, distributors and customers across legacy, homegrown, or customized applications as well as packaged front and back office applications.

The Company announced on September 7, 1999, the delivery of SYNAPSE MANUFACTURING. Synapse Manufacturing is a fully configurable Manufacturing Execution, Order Fulfillment and Enterprise Application Integration System that can be applied horizontally across manufacturing industry verticals.

The Company installed Synapse Manufacturing Version 2.0 to a leading supplier of private label knitted hosiery during 1999. Implementation of Synapse EAI+ was completed for a manufacturer of airbags during the fourth quarter of 1999.

Synapse B2B and Synapse EAI+

Synapse B2B, IBSS' business-to-business and Internet integration environment, and Synapse EAI+, IBSS' enterprise application integration environment, depend on the robust versatility of the Synapse architecture. The Synapse architecture provides a framework for modern electronic businesses to react to change. The world is rapidly becoming inter-connected and inter-dependent. For a business to compete effectively, it has to react with a pre-defined efficient environment that can produce an immediate solution while maintaining on-going synergy with legacy systems and yet to be defined future systems. The traditional approach of custom programming and object-oriented programming cannot keep up with this new demand. Mergers, electronic trading partners and trading portals, collaborative manufacturing and distribution, collaborative product development, customer relationship management all arrive with constantly changing business process rules applied to an open-ended number of electronic systems.

A new architecture is needed; one that reacts in business terms, not programmer terms. Synapse offers application and enterprise modeling. Synapse transactions model the enterprise and its business processes directly, allowing third party systems, like ERP, supply chain and Web portals, to be more loosely coupled. System integrators require an environment that is capable of defining and maintaining an entire business topology in business processing terms, not programmer terms. It must extend the functionality of legacy systems and provide rapid integration with new business functionality and extension simply and efficiently.

Synapse Manufacturing

Synapse manufacturing bundles the integration capability of the Synapse architecture with the application modules capable of fully automating the manufacturing plant. Synapse manufacturing is a powerful Manufacturing Execution Management System (MES), which enables the sharing of real-time information with the manufacturing plant, the manufacturer's customers, and supply chain.

Providing a shrink-wrapped Manufacturing Execution System (MES) package, which fits all industries without huge modifications, has proved nearly impossible for software vendors. Many companies develop MES applications using the most advanced programming tools available. Recently, that has meant the use of object-oriented and component-based development tools. Although many software products gain flexibility from the use of these techniques, these methods still require many programmers and a significant amount of time because new application functionality must still be encoded in software components. This object-oriented/component-based technology approach has forced each software vendor to focus on only a few vertical markets, effectively limiting their MES from broad applicability across market segments. IBSS, using the Synapse architecture, has developed an MES application (Synapse Manufacturing) environment whereby configuration of any manufacturing vertical system can be provided rapidly and efficiently.

Synapse Manufacturing provides on-line process management for manufacturing shop floor environments. Synapse Manufacturing utilizes Synapse, the Company's on-line transaction processing configuration environment to provide maximum configurability, maintainability and efficiency for client's systems. The system is designed so that a manufacturing industrial analyst can configure the unique processes and process requirements of a manufacturing facility without the typical costs and development time associated with the application programming required of competing MES applications.

Synapse Manufacturing is based on a "bill of operations" concept and can be configured to provide detailed shop floor management for any specific manufacturing facility, in many cases without requiring the client to modify its manufacturing shop floor methodologies or procedures. As a result, clients achieve a return on their computer technology investment more quickly than by using other MES systems. Other MES applications are based on current application development tools (such as object oriented programming) to achieve "configurable" shop floor applications specific to individual manufacturing industries such as electronics, food processing or pharmaceuticals. Synapse Manufacturing is designed to allow configuration of MES applications for any manufacturing industry by a manufacturing industrial analyst without the involvement of computer programmers for custom software development.

Reseller Programs

The Company announced on September 22, 1999 the availability of the IBSS Reseller/Referral Program that provides Value Added Resellers (VARs) and solutions integrators the ability to focus on their vertical markets within the manufacturing industry using IBSS' solutions. The new Reseller/Referral Program is structured to distribute IBSS' products, Synapse Manufacturing, Synapse EAI+, and Synapse B2B through systems integrator channels.

The Company is actively signing up integrators who will provide system configuration and integration services in conjunction with the Synapse products for the Company's clients as well as resale or refer the products to the integrator's clients. Osprey Systems, an SAP integrator based in Charlotte, N.C., was the first integrator who adopted the Synapse based applications as "Best of Breed" solutions to track shop floor processes and integrate real-time information to SAP for Osprey's clients. TRW Information Systems and The Thomas Group were added in November of 1999 and NuTechs, a manufacturing integrator based in Detroit, Michigan was added during the first quarter of 2000.

RESEARCH AND DEVELOPMENT

Further research and development of the Synapse based products are scheduled for 2000. The Synapse environment is currently "Internet enabled", in that it can be distributed to connect multiple plant locations through the Internet. However, the Company plans to "Web enable" Synapse during the first two quarters of 2000. Multiple Web applications can then be configured to meet the specific requirements of the manufacturing client.

The Company also plans to develop a "Web enabled" configuration tool so that system integrators and consultants can support and configure the Synapse Manufacturing applications remotely. Management believes these value added additions will increase both the need and demand for the Synapse Manufacturing product.

MARKETING STRATEGY

IBSS' marketing strategy is to focus on integrators who are positioned in the e-business integration and/or the ERP and shop floor automation market. These integrators are looking for an application whereby they can expand their service revenue with their existing customer base and grow market share with a strategic position over their competition. Until now, there has not been an application that would allow integration firms to focus on shop floor automation without huge investments in programming resources. IBSS has developed a tool that allows integrators to automate any manufacturing shop floor, regardless of the vertical, without the traditional programming costs required by current technology

The Company has developed a marketing strategy with several key components, including the following:

         - Target strategic alliances with integrators of e-business, ERP and shop floor systems;

         - Identify and target large manufacturers who have implemented ERP systems or who are in the process of implementing ERP systems as potential customers;

         - Identify and target large companies who have implemented e-business solutions or who are in the process of implementing e-business solutions as potential customers;

         - Establish/increase product awareness by effective advertising and public relations related programs regionally and nationally;

         - Establish/increase name brand awareness regionally and nationally in the manufacturing and e-business industries;

         - Establish awareness of product and name recognition to industry analysts and have analyst reports on the Synapse Manufacturing, Synapse EAI+, and Synapse B2B products completed; and

         - Increase investor awareness locally, regionally and nationally.

The sales and marketing efforts are currently being conducted and are expected to continue to be conducted, primarily by Joseph R. Dunkley, Vice President of Sales, Stuart E. Massey, Vice President of Engineering; Donald R. Futch, Vice President of Business Development, Harry P. Langley, President and Chief Executive Officer and various account representatives and consultants for the Company.

MARKETS AND COMPETITION

The IBSS Synapse B2B product is a quantum leap forward in solving problems that run the gamut, from automated procurement, inventory management and distribution management to order processing, integrated customer support and collaborative planning. Forrester Research maintains that e-business is about to reach a threshold from which it will accelerate into "hyper-growth." Inter-company trade of goods over the Internet, Forrester forecasts, will double every year over the next five years, surging from $43 billion last year to $1.3 trillion in 2003. Undeniably, B2B integration is rapidly becoming a business requirement. To quote the June 26, 1999 issue of The Economist, "It will become progressively harder for firms that cannot or do not want to trade online to survive."

When the Manufacturing Execution System ("MES") concept was first introduced by AMR Research Group, Inc., it was hoped that generic functionality could be defined and made applicable to any plant floor. However, time and experience have led the most successful vendors to pursue a "narrow-and-deep" strategy; devoting their software development to the industries they know best. For manufacturers, the availability of more functionally robust systems leads to less software customization and quicker implementations.

What proved impossible for the MES vendors was the ability to provide a "shrink-wrapped" version of MES to fit all industries on the shop floor without huge modifications of software. The best they could do was provide industry specific MES applications using the most advanced form of programming tools available at the time of application development. Typically, that has been in the form of object oriented development tools. This approach has forced the Company's competition to focus on specific industries. The IBSS approach was to develop an MES application that could be configured horizontally across many industries and align itself with integrators who are experts in specific markets.

All of the competitors known to the Company's management have adopted a "narrow-and-deep" strategy to their marketing efforts resulting in their products being tailored to specific market segments that are not easily adapted to other market segments without application development. Many promote their product as being configurable using object oriented or component-based programming techniques using Microsoft's standards. While these methods may be more efficient than traditional computer software development, they still require programmers. The adherence to Microsoft standards limits the ability to connect to the non-Microsoft applications and engineering control systems, which are still in abundance.

The Synapse transaction configuration platform, upon which the Synapse Manufacturing product is built, provides for the benefits of Microsoft compatibility in addition to compatibility with the existing systems and engineering control systems currently deployed within manufacturing facilities.

EMPLOYEES

As of December 31, 1999, the Company had 26 full-time employees and no part-time employees.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company does not own any real estate and operates principally from leased premises in Columbia, South Carolina where the Company leases approximately 18,124 square feet of office space. The lease expires in October 2004, which may be renewed for a five-year term at market rates.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal year 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company traded on the Vancouver Stock Exchange ("VSE") under the symbol "IBS" from October 1997 until the Company announced its voluntary de-listing of its common shares from the VSE at the close of business on June 29, 1999. The Company has traded in the United States on the over-the-counter bulletin board ("OTCBB") established by the National Association of Securities Dealers, Inc. since July 2, 1998 under the symbol "IBSS." The prices set forth below indicate the high and low sale prices reported on the VSE (expressed in Canadian dollars) and the high and low bid prices reported on the OTCBB (expressed in United States dollars) for the indicated periods.

                                                     SALES PRICE (VSE)                   BID PRICE (OTCBB)

FISCAL YEAR ENDED DECEMBER 31, 1999                 HIGH            LOW                HIGH                 LOW
1st quarter (1/1/99 - 3/31/99)..................Cdn$1.70       Cdn.$.75            US$1.125             US$.562
2nd quarter (4/1/99 - 6/30/99)......................1.35            .62                .812                .375
3rd quarter (7/1/99 - 9/30/99).......................                                 1.687                .656
4th quarter (10/1/99 - 12/31/99).....................                                 2.375                .593

                                                     SALES PRICE (VSE)                  BID PRICE (OTCBB)

FISCAL YEAR ENDED DECEMBER 31, 1998                 HIGH            LOW                HIGH                 LOW

1st quarter (1/1/98 - 3/31/98)..................Cdn$1.20      Cdn.$1.05
2nd quarter (4/1/98 - 6/30/98)......................4.15           1.00
3rd quarter (7/1/98 - 9/30/98)......................3.45           0.95             US$2.75             US$0.50
4th quarter (10/1/98 - 12/31/98)....................1.40           0.53                1.25                0.38

The foregoing quotations from the OTCBB reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily reflect actual transactions.

Shareholders of Record

As of February 29, 2000, there were 38 stockholders of record of the Company's Common Stock. Certain of these shareholders of record hold shares in nominee name for other beneficial owners.

Dividends

The Company has not paid cash dividends on its common stock since inception and has no plans to declare cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three months ended December 31, 1999, the securities identified below were issued by the Company without registration under the Securities Act of 1933, as amended (the "1933 Act"). In each case, all of the securities were issued pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the 1933 Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that each purchaser was given or had access to detailed financial and other information with respect to the and possessed requisite financial sophistication.

In the fourth quarter of 1999, the Company received approximately $475,500 in gross proceeds from the exercise by four holders of warrants for the purchase of 459,680 shares of the Company's Common Stock.

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

FINANCIAL OPERATIONS SUMMARY

The following table summarizes the audited financial statements of the Company for each of the five years ended December 31, 1999, 1998, 1997, 1996, and 1995.

                                                                         Year Ended December 31,
                                              1999              1998              1997              1996              1995
                                         ------------       -----------       -----------       -----------       -----------
Statement of Operations Data
Sales                                    $    779,217       $ 1,021,023       $ 1,821,816       $ 2,357,939       $ 2,202,869
Cost of Sales                                 543,845           527,147           893,397         1,045,500         1,160,639
Gross Profit                                  235,372           493,876           928,419         1,312,439         1,042,230
Research and Development Expenses             429,436            50,992           332,139           362,983           292,850
Sales and Marketing Expenses                  528,144           342,609           331,328           207,460           173,768
General and Administrative Expenses         1,197,650         1,229,036         1,010,653           995,261           691,235
    (including interest expense)
Total Expenses                              2,155,230         1,622,637         1,674,120         1,565,704         1,157,853
Operating Income (Loss)                    (1,919,858)       (1,128,761)         (745,701)         (253,265)         (115,623)
Income (Loss) Before Income Taxes          (1,919,858)       (1,128,761)         (745,701)         (253,265)         (115,623)
Income Taxes                                      -0-               -0-               -0-               -0-               -0-
Net Income (Loss)                          (1,919,858)       (1,128,761)         (745,701)         (253,265)         (115,623)
Basic and Diluted Earnings (Loss)               (0.20)            (0.14)            (0.16)            (0.07)            (0.03)
Per Share

                                                                           As at December 31,
                                              1999              1998              1997              1996              1995
                                         ------------       -----------       -----------       -----------       -----------

Balance Sheet Data
Working Capital                          $   (285,719)      $(1,184,459)      $  (156,566)      $  (956,920)      $  (792,332)
Property, Plant and Equipment                 155,654           140,756           115,559           156,447           149,548
Capitalized Software Costs                    768,001           852,996           207,642            50,950            71,353
Other Assets                                    2,793             2,743             3,318             3,218             2,154
Total Assets                                1,447,017         1,203,116           707,483           528,928           620,220
Long Term Liabilities                       1,430,000           542,000            78,000           114,000               -0-
Shareholders' Equity (Deficiency)
   Dollar Amount                             (706,327)         (729,964)           91,953          (860,305)         (569,277)
   Number of shares issued and
      outstanding (1)                      10,537,635         8,438,663         7,987,763         3,600,000         3,600,000


------------------
(1) All share numbers in the table retroactively reflect the Company's stock split on March 5, 1997.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues. Total revenues decreased $241,806 (approximately 24%) from $1,021,023 in 1998 to $779,217 in 1999. This decrease was primarily attributable to a decrease in the sales of services, data collection equipment and maintenance due to the increased emphasis in the completion of Synapse Manufacturing 2.0 and Synapse EAI+. This decrease was partially offset by an increase in license revenue due to the implementation of the Company's Synapse EAI+ in the fourth quarter of 1999.

Cost of Revenues. Cost of revenues increased to $16,698 (approximately 3%) from $527,147 in 1998 to $543,845 in 1999. This increase was attributable to an increase in amortization of software costs due to the completion of Synapse Manufacturing 2.0 as well as an increase in labor costs due to an increase in the number of technical employees. This increase was basically offset by a decrease in the cost of sales of integration services and data collection equipment due to the increased emphasis in the completion of Synapse Manufacturing 2.0. The cost of revenues as a percentage of total revenues was 52% and 70% for 1998 and 1999, respectively.

Research and Development. Research and development expenses increased $378,444 (approximately 742%) from $50,992 in 1998 to $429,436 in 1999. The Company released Version 2.0 of Synapse Manufacturing System for general product availability; therefore, additional development costs were expensed rather than capitalized. Research and development expenses represented approximately 5% and 55% of total revenues for 1998 and 1999, respectively.

General and Administrative. General and administrative expenses, including interest expense, decreased $31,386 (approximately 3%) from $1,229,036 in 1998 to $1,197,650 in 1999. Rent expense decreased due to a reduction in leased facilities as of the beginning of 1999. This decrease was partially offset by in increase in interest expense as a result of private placement of a five- year convertible note in the amount of $1,250,000 in July 1999. General and administrative expenses, including interest expense, represented approximately 120% and 154% of total revenues for 1998 and 1999, respectively.

Sales and Marketing. Sales and marketing expenses increased $185,535 (approximately 54%) from $342,609 in 1998 to $528,144 in 1999. This increase was primarily attributable to an increase in public relations, investor relations awareness and marketing travel expenses. This increase was partially offset by a reduction in marketing salaries due to a reduction of marketing personnel, and reductions in marketing advertising and convention expenses. Sales and marketing expense represented approximately 34% and 68% of total revenues for 1998 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has had a net loss every year of its existence except 1994, in which year it had net income of $31,373. Consequently, the Company's operations have led to working capital deficit and negative shareholders' equity. As a result, the Company has had liquidity problems from time to time. As of December 31, 1996, 1997, 1998 and 1999, the shareholders' equity (deficit) was $(860,305), $91,953, $(729,964), and ($706,327) respectively. As of December 31, 1996, 1997,
1998 and 1999, the Company's working capital deficit was $956,920, $156,566, $1,184,459, and $285,719 respectively.

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

In December 1995, the Company entered into a factoring arrangement that was being administered as a short-term borrowing arrangement collateralized by accounts receivable, which generally permits borrowing of up to 75% of accounts receivable. This arrangement was terminated by the Company in March, 1999. In February 1996, the Company entered into a loan for $180,000 collateralized by substantially all of the assets of the Company. This loan was retired was retired in July of 1999.

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

During 1998, the Company received approximately $288,400 in gross proceeds, from the exercise by Wolverton Securities Ltd. of warrants for the purchase of 430,000 shares of the Company's Common Stock. During 1999, the Company received approximately $43,500 in gross proceeds from the exercise by Wolverton Securities, Ltd., of warrants for the purchase of 56,000 shares of the Company's common stock.

In June 1998, the Company completed a private placement of five-year convertible notes in the amount of $500,000 and non-transferable share purchase warrants entitling the holders to purchase an aggregate of 541,000 common shares of the Company. The notes, which bear interest at the rate of 12% per year, may be converted into common shares of the Company at a conversion price of $0.923 during the first year and during each of the remaining four years of the term of the notes, a conversion price that is higher than the conversion price in the previous year by $0.175 per share. In June 1999, $320,000 of the $500,000 convertible note was converted into 346,692 common shares at a conversion price of $0.923 per share. In November and December, 1999, 259,680 shares were issued due to the exercise of non-transferable share purchase warrants at a price of $1.061 per share. Additional non-transferable warrants were issued entitling the holders to purchase an aggregate of 259,680 common shares of the Company at a rate of $1.07 per share during the first year, $1.15 per share during the second year, $1.25 during the third year, $1.41 during the fourth year and $1.52 during the fifth year.

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

In the second quarter of 1999, the Company completed a private placement of 60,000 shares of Common Stock and two-year warrants for the purchase of 6,000 shares of Common Stock, pursuant to which the Company received gross proceeds of $60,000. Under the terms of this private placement, the Company also issued 1,800 shares of Common Stock as finder's fees. The warrants are exercisable at $1.00 per share during the first year following their issuance and at $1.25 during the second year following their issuance.

In the second quarter of 1999, the company completed a Common Stock Purchase Warrant agreement with accredited investors for the purchase of 1,000,000 shares of Common Stock, pursuant to which the Company received gross proceeds of $200,000. The warrants are exercisable at $1.00 per share during the term of this Agreement. In the fourth quarter of 1999, the company received $200,000 in gross proceeds from the exercise of 200,000 of these warrants. A new Common Stock Warrant Agreement was issued for the purchase of the balance of 800,000 shares of Common Stock.

In the third quarter of 1999, the Company completed a Private Placement Offering for an aggregate principal amount of $1,250,000 through a convertible Debenture with an interest rate of 7% thru January 2000; 10% thereafter with a maturity date of January 1, 2002. In conjunction with the Convertible Debenture, the Company also entered into a Common Stock Purchase Warrant Agreement for the purchase of 1,850,000 shares of common stock.

In the fourth quarter of 1999, the Company received approximately $475,500 in gross proceeds from the exercise by four holders of warrants for the purchase of 459,680 shares of the Company's Common Stock.

The Company expects that the proceeds from its capital raising activities along with revenues generated from operations will be adequate to meet the Company's projected working capital and other cash requirements for at least the next twelve months. Management intends to closely follow the Company's progress and to reduce expenses if the Company's strategies do not result in sufficient revenues within a reasonable period. Any such reduction will involve scaling back, delaying or postponing those development activities that are not essential to the Company achieving its stated objectives. In any event, the working capital deficit will continue to grow unless and until revenues increase sufficiently to meet expenditure levels.

The Company leased its principal facilities under a non-cancelable operating lease through October 31, 1999, which had a five-year renewable term at market rates. The lease was subject to annual adjustments for facility operating costs in excess of an established base year. On December 31, 1998, the Company reduced the size of the facilities by approximately 38%. The minimum annual commitment for rent under this lease was approximately $82,700. The rent expense under this lease in 1999 and 1998 was approximately $82,700 and $133,200 respectively.

The Company entered into a lease agreement dated October 1, 1999, with the Atrium Northeast Limited Partnership effective November 1,1999, for a 5 year period with an option to renew for one 5-year period at market rates. The lease is for 18,124 square feet of office space at a base rate of $276,391 for the first year. The second year base rent increase to $280,922. The third through fifth year base rent increases to $285,453.

Net cash used in operating activities was approximately $2,080,000 during the twelve months ended December 31, 1999, as compared to approximately $127,000 during the twelve months ended December 31, 1998. The increase in cash used in operating activities in 1999 was mainly due to an increase in the net loss, in the amortization of software costs, pre-paid expenses, and other assets, as well as accrued expenses. These increases were partially offset by decreases in accounts receivable and the write-off of pre-paid commissions.

Net cash used in investing activities was approximately $212,000 during the twelve months ended December 31, 1999, as compared to approximately $748,000 during the twelve months ended December 1998. The net cash used in investing activities in 1999 was for the capitalization of internal software development costs, the purchase of property and equipment, as well as a related party receivable.

Net cash provided by financing activities was approximately $2,350,000 during the twelve months ended December 31, 1999, as compared to approximately $807,000 during the twelve months ended December 31, 1998. The net cash provided by financing activities in 1999 resulted primarily from the completion of a private placement in the amount of $800,000 [less expenses of approximately $20,000], a private placement in the amount of $60,000, a private placement of $1,250,000 through a convertible debenture, and approximately $600,000 from the exercise of common stock options and warrants offset by the reductions of the Company's long-term debt.

THE YEAR 2000

During the years leading up to the year 2000, an important business issue arose over the concern that the Company's computer and other business systems, of those of the Company's vendors, working either alone or in conjunction with other software or systems, would incorrectly accept input of, store, manipulate or output dates in the years 1999, 2000 or thereafter (commonly known as the "Y2K Problem"). In response, the Company conducted a review of its business systems, including computer systems, to identify and address the Y2K Problem.

Readiness. As a software developer, the Company has had a longstanding program of keeping pace with current technology as part of its commitment to its customers and its development staff. As such, the Company's IT systems, including its internal network servers and operational software, are current generation, and are checked and upgraded frequently to ensure Y2K compliance. In addition, the Company has evaluated its non-IT equipment and other intelligent office machines, including print servers, fax machines and laser printers for Y2K compliance. With the exception of one development server and the Company's accounting software and accompanying hardware, all of which were replaced by fully compliant systems, all of the systems and machinery evaluated by the Company were found to be Y2K immune or compliant. The Company spent approximately $5,000 on replacement systems for its existing accounting software and accompanying hardware.

Core Products. In accordance with industry guidelines, the Company determined that all of the current software products of the Company are fully Y2K compliant, and a fee-based program is in place to assist customers with older versions of Company provided products, if they should require it.

Internal Risks. The Company believes that its most significant internal risk posed by the Y2K Problem was the possibility of a failure of its accounting systems and hardware. As discussed above, the Company replaced its accounting software and hardware in 1999.

Third Party Compliance. The Company's software has been developed for a variety of hardware and operating system (OS) platforms, including IBM servers running AIX, Hewlett Packard servers and HP/UX, Intel servers with Microsoft Windows/NT or Linux and others. Consequently, the Company's software is not tied to any one hardware or OS vendor. The Company is not primarily a hardware reseller, and is not dependent on the fate of any particular hardware vendor or platform. In advance of the advent of the year 2000, the Company gathered information from and initiated communications with its vendors to identify and, to the extent possible, resolve issues involving the Y2K Problem. However, the Company has limited or no control over the actions of its vendors and others. Therefore, while the Company expects that it has resolved any significant Y2K Problems with its own systems, it cannot guarantee that its vendors or others have resolved any or all Y2K Problems with their systems. Any failure of these vendors or others to resolve Y2K Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition or operating results.

Summary Assessment. Evidence of system performance in the computer and other business systems of the Company and third parties with whom it conducts business following January 1, 2000 indicates that most of the areas of exposure to system malfunctions associated with the Y2K Problem have been properly addressed, Nevertheless, there can be no assurance that the Company has identified all Y2K Problems in its computer systems or those of third parties in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The Company believes that it is not possible to determine with complete certainty that all Y2K Problems affecting it have been identified or corrected. The expenses of the Company's efforts to identify and address such problems in advance of their occurrence are not expected to be material, but the potential expenses or liabilities to which the Company may become subject as a result of such problems could have a material adverse effect on the Company's business, financial condition and results of operations. Maintenance or modification costs will be expensed as incurred.

ITEM 7.  FINANCIAL STATEMENTS

Reference is made to the Index to Financial Statements on Page F-1.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Information called for by PART III (Items 9, 10, 11 and 12) of this Report on Form 10-KSB has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended December 31, 1999 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT



ITEM 10. EXECUTIVE COMPENSATION



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits: The accompanying Exhibit Index on page F-25 sets forth the exhibits that are filed as part of this Report on Form 10-KSB.

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

                                  INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

Dated:   March 9, 2000            By: /s/ HARRY P. LANGLEY
                                      ------------------------------------------
                                      Harry P. Langley
                                      President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                        TITLE                               DATE
/s/ HARRY P. LANGLEY                      President, Chief Executive          March 9, 2000
-------------------------------------     Officer, and Chief Financial
Harry P. Langley                          Officer (Principal Executive
President and Chief Executive Officer     Officer and Principal Financial
                                          and Accounting Officer) and
                                          Director


/s/ GEORGE E. MENDENHALL                  Executive Vice President            March 9, 2000
-------------------------------------     and Director
George E. Mendenhall



/s/ STUART E. MASSEY                      Vice President of Engineering       March 9, 2000
-------------------------------------     and Director
Stuart E. Massey



/s/ RICHARD MICHAEL CAMPBELL              Director                            March 9, 2000
-------------------------------------
Richard Michael Campbell



                                          Director
-------------------------------------
Raymond Burdiak



                                          Director
-------------------------------------
Russell C. King, Jr.



                                          Director
-------------------------------------
Carl Joseph Berger, Jr.

                 Integrated Business Systems and Services, Inc.

                          Index to Financial Statements



                                                                          Pages

Report of Independent Accountants...........................................F-2

Financial Statements:
    Balance Sheets..........................................................F-3
    Statements of Operations................................................F-4
    Statements of Changes in Shareholders' (Deficiency) Equity .............F-5
    Statements of Cash Flows................................................F-6
    Notes to Financial Statements...................................F-7 to F-24

                        REPORT OF INDEPENDENT ACCOUNTANTS

                                    -------


To the Board of Directors
Integrated Business Systems and Services, Inc.

We have audited the accompanying balance sheets of Integrated Business Systems and Services, Inc. as of December 31, 1999 and 1998, and the related statements of operations, changes in shareholders' (deficiency) equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Integrated Business Systems and Services, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Business Systems and Services, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


SCOTT MCELVEEN, L. L. P.

Columbia, South Carolina
February 1, 2000
(March 2, 2000 as to Note 18)

                 Integrated Business Systems and Services, Inc.
                                 Balance Sheets
                                  December 31,

                                                                                    1999                 1998
                                                                                 -----------         -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                     $    82,996         $    16,593
   Accounts receivable, trade                                                         89,270             131,705
   Accounts receivable other                                                           2,368                  --
   Related party notes receivable                                                    183,680                  --
   Unbilled revenue                                                                   28,885              27,417
   Prepaid commissions, net (Note 1)                                                      --              17,353
   Other prepaid expenses                                                             50,426              13,553
                                                                                 -----------         -----------

Total current assets                                                                 437,625             206,621
Capitalized software costs, net (Note 3)                                             768,001             852,996
Property and equipment, net (Note 4)                                                 155,654             140,756
Related party receivable                                                              82,944                  --
Other assets                                                                           2,793               2,743
                                                                                 -----------         -----------

Total assets                                                                     $ 1,447,017         $ 1,203,116
                                                                                 ===========         ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
    Notes payable (Note 5)                                                       $    28,976         $    89,828
    Related party payable (Note 13)                                                       --              35,300
    Long-term debt, current portion (Note 7)                                              --              39,000
    Accounts payable                                                                 129,223             147,140
    Accrued liabilities:
      Accrued compensation and benefits                                               63,767              56,809
      Accrued payroll taxes                                                          305,402             407,312
      Accrued professional fees                                                       25,958             286,552
      Accrued rent                                                                        --              66,618
      Accrued interest                                                                43,407              52,757
      Other                                                                           38,338              89,581
    Deferred revenue (Note 6)                                                         88,273             120,183
                                                                                 -----------         -----------

Total current liabilities                                                            723,344           1,391,080
Long-term debt, net of current portion (Note 7)                                    1,250,000              42,000
Subordinated debt (Note 8)                                                           180,000             500,000
                                                                                 -----------         -----------
Total liabilities                                                                  2,153,344           1,933,080
                                                                                 -----------         -----------

Commitments and contingencies (Note 15)

Shareholders' deficiency (Note 9):
   Preferred stock, undesignated par value, authorized 10,000,000 shares,
      issued none                                                                         --                  --
   Class A common shares, voting, no par value, 100,000,000 shares authorized, 10,537,635 and 8,438,663 shares outstanding at December
      31, 1999 and 1998, respectively                                              4,142,098           2,007,803
   Notes receivable officers/directors (Note 13)                                    (190,800)                 --
   Accumulated deficit                                                            (4,657,625)         (2,737,767)
                                                                                 -----------         -----------
Total shareholders' deficiency                                                      (706,327)           (729,964)
                                                                                 -----------         -----------

Total liabilities and shareholders' deficiency                                   $ 1,447,017         $ 1,203,116
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

                 Integrated Business Systems and Services, Inc.
                            Statements of Operations
                        for the years ended December 31,

                                            1999                1998                 1997
                                         -----------         -----------         -----------

REVENUES
Services and funded development          $   558,293         $   676,013         $ 1,216,559
Hardware sales                                 1,576              87,123             351,646
Software licensing                            74,483                  --              51,660
Maintenance                                  144,865             257,887             201,951
                                         -----------         -----------         -----------

Total revenues                               779,217           1,021,023           1,821,816
                                         -----------         -----------         -----------

OPERATING EXPENSES
Cost of revenues                             543,845             527,147             893,397
Research and development costs               429,436              50,992             332,139
General and administrative                 1,102,712           1,157,585             917,237
Sales and marketing                          528,144             342,609             331,328
                                         -----------         -----------         -----------

         Total operating expenses          2,604,137           2,078,333           2,474,101
                                         -----------         -----------         -----------

         Loss from operations             (1,824,920)         (1,057,310)           (652,285)

Interest expense                              94,938              71,451              93,416
                                         -----------         -----------         -----------

         Net loss                        $(1,919,858)        $(1,128,761)        $  (745,701)
                                         ===========         ===========         ===========

Loss per share:
         Net loss
           Basic and diluted             $     (0.20)        $     (0.14)        $     (0.16)
                                         ===========         ===========         ===========

              The accompanying notes are an integral part of these
                             financial statements.

                 Integrated Business Systems and Services, Inc.
           Statements of Changes in Shareholders' (Deficiency) Equity
                   for the three years ended December 31, 1999


                                            Number of       Class A          Notes                              Total
                                             Class A         Share        Receivable                        Shareholders'
                                             Shares         Carrying       Officers/       Accumulated      (Deficiency)
                                           Outstanding       Value         Directors         Deficit           Equity
                                           -----------     ----------      ---------       -----------       -----------

Balance, December 31, 1996                  3,600,000      $    3,000      $      --       $  (863,305)      $  (860,305)
Sale of common shares (Note 9)              3,950,000       1,545,259             --                --         1,545,259
Subordinated debt converted to common
    shares                                    437,763         119,700             --                --           119,700
Shareholders' contribution (Note 13)               --          33,000             --                --            33,000
Net loss                                           --              --             --          (745,701)         (745,701)
                                           ----------      ----------      ---------       -----------       -----------

Balance, December 31, 1997                  7,987,763       1,700,959             --        (1,609,006)           91,953
Sale of common shares (Note 9)                450,900         306,844             --                --           306,844
Net loss                                           --              --             --        (1,128,761)       (1,128,761)
                                           ----------      ----------      ---------       -----------       -----------

Balance, December 31, 1998                  8,438,663       2,007,803             --        (2,737,767)         (729,964)
Sale of common shares (Note 9)                861,800         839,695             --                --           839,695
Subordinated debt converted to common
    shares                                    346,692         320,000             --                --           320,000
Exercise of options                            76,374         240,038             --                --           240,038
Exercise of warrants                          515,680         519,066             --                --           519,066
Issuance of warrants                               --         215,496             --                --           215,496
Notes receivable officers/directors           298,426              --       (190,800)               --          (190,800)
Net loss                                           --              --             --        (1,919,858)       (1,919,858)
                                           ----------      ----------      ---------       -----------       -----------

Balance, December 31, 1999                 10,537,635      $4,142,098      $(190,800)      $(4,657,625)      $  (706,327)
                                           ==========      ==========      =========       ===========       ===========


              The accompanying notes are an integral part of these
                             financial statements.

                 Integrated Business Systems and Services, Inc.
                            Statements of Cash Flows
                        for the years ended December 31,

                                                            1999              1998              1997
                                                        -----------       -----------       -----------

OPERATING ACTIVITIES
Net loss                                                $(1,919,858)      $(1,128,761)      $  (745,701)
Adjustments to reconcile net loss to cash
Used in operating activities:
    Depreciation                                             58,688            59,508            48,335
    Amortization of software costs                          137,138            21,500            20,403
    Loss on disposal of equipment                             3,077                --                --
    Write off of prepaid commissions                             --            70,751           141,573
Changes in assets and liabilities:
     Accounts receivable                                     40,067           108,818           (82,149)
     Unbilled revenue                                        (1,468)          (27,417)               --
     Inventory                                                   --                --             8,842
     Prepaid commissions                                    (70,000)          (50,694)          (54,621)
     Prepaid expenses and other assets                       50,430             1,442            (7,372)
     Accounts payable                                       (17,917)          (27,527)         (255,269)
     Accrued expenses                                      (325,781)          832,864          (319,677)
     Deferred revenue                                       (31,910)           12,380          (212,997)
                                                        -----------       -----------       -----------
Cash used in operating activities                        (2,077,534)         (127,136)       (1,458,633)
                                                        -----------       -----------       -----------

INVESTING ACTIVITIES
Purchases of property and equipment, net                    (76,663)          (80,743)           (7,447)
Capitalized internal software development costs             (52,143)         (666,854)         (177,095)
Related party receivable                                    (82,944)               --                --
                                                        -----------       -----------       -----------
Cash used in investing activities                          (211,750)         (747,597)         (184,542)
                                                        -----------       -----------       -----------

FINANCING ACTIVITIES
(Payments on) proceeds from notes payable, net             (217,828)           (2,467)           92,295
Proceeds from issuance of subordinated debt                      --           500,000                --
Payments on long-term debt                                  (81,000)          (33,000)          (42,000)
Sale of common shares                                       839,695                --         1,545,259
Proceeds from exercise of common stock options and
    warrants                                                384,624           306,844                --
Issuance of warrants                                        215,496                --                --
Proceeds from issuance of convertible promissory
    notes                                                 1,250,000                --           190,232
Repayment on convertible promissory notes                        --                --           (70,532)
Payable to a related party, net                             (35,300)           35,300            (3,055)
                                                        -----------       -----------       -----------
Cash provided by financing activities                     2,355,687           806,677         1,712,199
                                                        -----------       -----------       -----------

Net increase (decrease) in cash                              66,403           (68,056)           69,024
Cash and cash equivalents at beginning of period             16,593            84,649            15,625
                                                        -----------       -----------       -----------
Cash and cash equivalents at end of period              $    82,996       $    16,593       $    84,649
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

                 Integrated Business Systems and Services, Inc.
                          Notes To Financial Statements


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

All financial information presented in these financial statements is expressed in U.S. dollars, except as otherwise noted. The Canadian exchange rates to one U.S. dollar at December 31, 1999 and 1998, were $1.4529 and $1.5368, respectively.

Integrated Business Systems and Services, Inc. ("IBSS") is in the business of providing computer technology products and services to industrial manufacturers and on-line transaction processing businesses primarily in the United States. IBSS' principal business areas are: (1) installing, licensing and servicing a system developed by IBSS that helps manage the shop floor transactions of manufacturing facilities (the "Synapse Manufacturing 2.0 System") using IBSS' software Synapse, which manages on-line computer transactions; (2) providing systems integration services to manufacturing companies; and (3) developing and marketing Synapse EAI+ to on-line transaction processing businesses.

IBSS' primary efforts are now directed to the development of a market for its Synapse Manufacturing 2.0 (previously known as FIS 2.0) and Synapse EAI+ software and integration services. Like other companies at this stage of development, it is subject to numerous risks, including the uncertainty of its chosen market, its ability to develop its markets and its ability to finance operations and other risks.

CASH AND CASH EQUIVALENTS - IBSS considers all highly liquid investments with a maturity of three months or less at date of acquisition to be cash equivalents.

PREPAID COMMISSIONS - Included in prepaid expenses are commission advances to employee sales representatives and contract sales representatives. These commissions are advances against future anticipated sales and are to be used to cover commissions owed against future sales. Upon termination, IBSS may not have the ability to collect the commission advances from the terminated employee or contract sales representative, and, therefore, charges such unreimbursed advances to sales and marketing expenses.

During 1998 and 1997, several sales representatives, who focused primarily on integration sales, left employment of IBSS. As a result of these departures, IBSS wrote off approximately $71,000 and $142,000, of prepaid commissions in 1998 and 1997, respectively. In 1999, IBSS fully reserved prepaid commissions in the approximate amount of $87,000.

REVENUE RECOGNITION - IBSS' revenues are generated primarily by licensing to customers standardized manufacturing software systems and providing integration services, automation and administrative support and information services to the manufacturing industry. IBSS recognizes revenues related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition" as amended.

                 Integrated Business Systems and Services, Inc.
                    Notes To Financial Statements (continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

REVENUE RECOGNITION (CONTINUED) - Software systems are licensed under the terms of substantially standard nonexclusive and nontransferable license agreements, which generally provide for an initial license charge and a monthly maintenance charge. The initial license charge, which grants a right to use the software system currently available at the time the license is signed, is recognized as revenue upon delivery of the product and receipt of a signed contractual obligation, if collectibility is probable and no significant vendor obligations remain. The monthly maintenance charge provides access to Services Availability, Maintenance, and Enhancements ("SAME"). Services availability allows customers access to professional services, other than maintenance and enhancements, which are provided under separate arrangements during the SAME term. Under the maintenance provisions of SAME, IBSS provides telephone support and error correction to current versions of licensed systems. Under the enhancement provisions of SAME, IBSS will provide any addition or modifications to the licensed systems, which IBSS may deliver from time to time to licensees of those systems if and when they become generally available. The monthly maintenance charge is recognized as revenue on a monthly basis throughout the term of the SAME provision of the license agreement.

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

From time to time IBSS enters into certain funded development arrangements. Although these arrangements are varied, IBSS principally will undertake custom development of a product or enhancement and typically retain all marketing rights and title to such development. Funded development arrangements are generally provided for under fixed price agreements and in some circumstances on a time and material basis. If a separate licensing fee is included in the customer funding, the licensing fee is unbundled from the funded development funding and is recognized as described above. IBSS recognizes revenue under funded development arrangements on the same basis as professional support services; however, where technological feasibility has already been established, IBSS will capitalize the portion of development costs which exceed customer funding provided under the funded development arrangement.

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

Costs that are capitalized as part of internally developed software primarily include direct and indirect costs associated with payroll, computer time and allocable depreciation and other direct allocable costs, among others. All costs incurred prior to the establishment of technological feasibility, which IBSS defines as establishment of a detail design, have been expensed as research and development costs during the periods in which they were incurred. Once technological feasibility has been achieved, costs of producing the product master are capitalized. Capitalization stops when the product is available for general release. The amount by which unamortized software costs exceeds the estimated net realizable value, if any, is charged to income in the period it is determined. IBSS evaluates the net realizable value of capitalized computer software costs and intangible assets on an ongoing basis relying on a number of factors, including operating results, business plans, budgets and economic projections.

                 Integrated Business Systems and Services, Inc.
                    Notes To Financial Statements (continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

STOCK-BASED COMPENSATION - SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. IBSS has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market prices of IBSS's stock at the date of the grant over the amount an employee must pay to acquire the stock.

INCOME TAXES - Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in future periods based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Prior to April 18, 1997, IBSS' shareholders had elected for IBSS to have the income tax treatment provided by Subchapter S of the United States Internal Revenue Code. Pursuant to Subchapter S, IBSS' income passed through to the individual shareholders and IBSS was not required to pay any federal or state income taxes.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash, accounts receivable, related party receivables, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The interest rate on substantially all borrowings approximates current rates IBSS would pay on similar borrowings. Accordingly, the carrying amounts of short-term and long-term borrowings approximate fair value.

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

                 Integrated Business Systems and Services, Inc.
                    Notes To Financial Statements (continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

MAJOR CUSTOMERS - Customers comprising 10% or greater of IBSS' total revenues are summarized as follows:

      1999                 1998                 1997
----------------     ----------------     -------------------

 AMERICAL - 78%       Americal - 67%        Americal - 29%
                                           Coty, Inc. - 13%
                                            Motorola - 11%
                                           Healthdyne - 11%

Americal has been the predominant customer of IBSS for the three years ended 1999. Future revenues from Americal are budgeted to significantly decrease as a result of completion of the related contract. The loss of this customer could have a material adverse effect on IBSS' financial condition and results of operations.

FOREIGN CURRENCY TRANSACTIONS - Transaction gains and losses are included in the results of operations of the period in which they occur. Assets and liabilities are translated utilizing year-end exchange rates. Transaction losses for the three years ended December 31, 1999 were not material.

EARNINGS PER SHARE - Effective December 31, 1997, IBSS adopted SFAS No. 128, "Earnings per Share," which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and establishes new standards for computing earnings per share. SFAS No. 128 requires the presentation of basic and diluted earnings per share in place of primary and fully diluted earnings per share.

COMPREHENSIVE INCOME - In 1998, IBSS adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income (net income plus all other changes in net assets from non-owner sources) and its components in the financial statements. There were no items which affected comprehensive income during the three years ended 1999.

NOTE 2.  LIQUIDITY

IBSS has incurred net losses of approximately $1,920,000, $1,129,000, and $746,000 for the three years ended December 31, 1999. The continuing losses have adversely affected the liquidity of IBSS. At December 31, 1999, IBSS has an accumulated deficit of approximately $4,660,000 and negative working capital of approximately $286,000, which includes deferred revenue of approximately $88,000.

                 Integrated Business Systems and Services, Inc.
                    Notes To Financial Statements (continued)

NOTE 2.  LIQUIDITY (CONTINUED):

Management has devoted substantial resources towards the completion and marketing of Synapse Manufacturing 2.0 and Synapse EAI+, and, as a result, a lesser effort was directed towards other services offered by IBSS, such as integration and consulting services.

Despite IBSS' negative operating cash flows, IBSS has been able to secure financing or equity to support its operations to date (Note 18).

NOTE 3.  CAPITALIZED SOFTWARE COSTS:

Capitalized software costs consist of the following at December 31:

                                         1999               1998
                                       ---------         ---------

Internally developed software          $ 998,105         $ 945,962
Less accumulated amortization           (230,104)          (92,966)
                                       ---------         ---------

Capitalized software costs, net        $ 768,001         $ 852,996
                                       =========         =========

IBSS has determined that no write-down of capitalized software costs for impairment is necessary for the reporting periods included in these financial statements.

NOTE 4.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the following at December 31:

                                       1999               1998
                                     ---------         ---------

Computer equipment                   $ 278,550         $ 247,874
Furniture and fixtures                  79,209            49,208
Office and other equipment              43,388            44,306
Computer software                       13,115             8,869
Leasehold improvements                     372             7,826
                                     ---------         ---------
                                       414,634           358,083
Less accumulated depreciation         (258,980)         (217,327)
                                     ---------         ---------

Property and equipment, net          $ 155,654         $ 140,756
                                     =========         =========

                 Integrated Business Systems and Services, Inc.
                    Notes To Financial Statements (continued)

NOTE 5.  NOTES PAYABLE:

Factoring Arrangement - In 1995, IBSS established an agreement with Liberty Finance Company, Inc. for short-term borrowing. Under the terms of the agreement, IBSS was able to borrow funds based on a specified percentage of accounts receivable. Borrowings are collateralized by accounts receivable balances. At December 31, 1998, the outstanding balance under this agreement was approximately $20,000. Administrative fees paid under this agreement for the years ended December 31, 1998 and 1997, were approximately $7,000 and $17,000, respectively, and are included in interest expense.
In February 1999, the balance on the note was paid in full.

Short-term Note - A $70,000 non-interest bearing note payable matured in February 1999. In order to induce the creditors to advance the funds to IBSS, three principal shareholders of IBSS executed options that allow the creditors to purchase up to 900,000 shares of common stock, which are held in escrow as private performance shares at a purchase price of $0.01 per share upon earn-out of the stock from escrow. (Note 9 and 13).

During 1999, IBSS established an agreement with a vendor to restructure payment of outstanding invoices. IBSS transferred approximately $157,000 from accrued expenses to notes payable. Payments of $20,000 plus interest at prime plus 2% are due monthly.

NOTE 6.  DEFERRED REVENUE:

Revenues from several major customers for funded development are recognized using the percentage of completion method as work is performed. IBSS had negative working capital, which includes deferred revenue as follows, at December 31:

                                  1999              1998
                                --------        ----------

Negative working capital        $285,719        $1,184,459
                                ========        ==========

Deferred revenue                $ 88,273        $  120,183
                                ========        ==========

NOTE 7.  LONG-TERM DEBT:

In 1998, long-term debt consisted of a note payable to Carolina Capital Investment Corporation ("CCIC") bearing an interest rate of prime plus 3%. At December 31, 1999 the balance on the note was paid in full.

During 1999, IBSS issued $1,250,000 principal amount of convertible notes (the "Convertible Notes") due in full on January 1, 2002. Interest on the Convertible Notes is payable quarterly commencing in October 1999 at rates ranging from 7% to 10%. The Convertible Notes are convertible into common shares at $2.50 per share, at the option of the holder. The Convertible Notes are redeemable at the holders' option, in whole prior to the maturity date or in whole or in part, at the maturity date.

                 Integrated Business Systems and Services, Inc.
                    Notes To Financial Statements (continued)

NOTE 8.  SUBORDINATED DEBT:

During 1998, IBSS issued $500,000 principal amount of 12% convertible subordinated notes (the "Subordinated Notes") due June 5, 2003. Interest on the Subordinated Notes is payable monthly, commencing in June 1999. The Subordinated Notes are convertible into common shares at $0.923, $1.098, $1.273, $1.448 and $1.623 per share in years one through five, respectively, at the option of the holder. The Subordinated Notes are redeemable at IBSS' option, in whole or in part, at any time after June 5, 2002. The Subordinated Notes are subordinate to all other indebtedness of IBSS. On June 4, 1999, notes in the principal amount of $320,000 were converted to 346,692 shares of stock at the first year conversion rate of $0.923. (Note 18).

As part of the Subordinated Note financing, IBSS issued the debt holders 541,000, non-transferable, detachable warrants with a two year term, which entitle the holder to purchase one common share for each warrant. The warrants were exercisable at a price of $0.923 in year one and are exercisable at a price of $1.061 in year two (Note 9). On November 2, 1999, 259,680 of the warrants were exercised at a price of $1.061.

NOTE 9.  SHAREHOLDERS' (DEFICIENCY) EQUITY:

Performance Shares - As a requirement of the British Columbia Securities Commission, the total common shares of management (3,600,000) were held pursuant to the terms of an escrow agreement, as performance shares ("Escrowed Shares").

The performance shares may be released from escrow, on a pro-rata basis, based upon the cumulative cash flow of IBSS, as evidenced by annual audited financial statements. "Cash flow" is defined to mean net income or loss before tax, adjusted for certain add-backs. For each $0.91 (Canadian) of cumulative cash flow generated by IBSS from its operations, one performance share may be released from escrow.

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

                 Integrated Business Systems and Services, Inc.
                    Notes To Financial Statements (continued)

NOTE 9.  SHAREHOLDERS' (DEFICIENCY) EQUITY (CONTINUED):

Warrants - The following table shows warrants outstanding for the purchase of Class A common shares at December 31, 1999. Warrants are exercisable at the option of the holder.

                                                                                                   Warrants
        Issue Date                                   Exercise Price                              Outstanding
----------------------------    ---------------------------------------------------------    ----------------------

June 5, 1998                    $1.061 per share in year two.                                        281,320

February 17, 1999               $1.00 and $1.25 per share in years one through two,
                                respectively.                                                         80,000

March 18, 1999                  $1.00 and $1.25 per share in years one through two,
                                respectively.                                                          6,000

July 1, 1999                    $1.00 per share in years one through two.                             50,000

July 23, 1999                   $2.40 per share in years one through three.                          900,000

July 23, 1999                   $3.40 per share in years one through three.                          370,000

July 23, 1999                   $1.40 per share in years one through three.                          150,000

July 23, 1999                   $1.40, $2.40 and $3.40 per share in years one through
                                three, respectively.                                                 430,000

August 2, 1999                  $1.00 per share in years one through two.                             25,000

October 27, 1999                $1.07, $1.15, $1.25, $1.41 and $1.62 per share in years
                                one through five, respectively.                                      259,680

December 14, 1999               $.75 and $1.00 per share in years one through two,
                                respectively.                                                        800,000
                                                                                             ----------------------

Total Outstanding Warrants                                                                         3,352,000
                                                                                             ======================

                 Integrated Business Systems and Services, Inc.
                    Notes To Financial Statements (continued)

NOTE 9.  SHAREHOLDERS' (DEFICIENCY) EQUITY (CONTINUED):

                                                             Weighted average
                                                                 exercise
                                             Warrants        price per share
                                       ------------------- ---------------------
Outstanding at December 31, 1997(1)           500,000      $             1.08
Granted during the year                       541,000      $              .99
Exercised during the year (1)                (444,000)     $             1.00
                                       ------------------- ---------------------
Outstanding at December 31, 1998 (1)           56,000      $             1.15
Outstanding at December 31, 1998              541,000      $              .99
Granted during the year                     3,270,680      $             1.85
Exercised during the year (1)                 (56,000)     $             1.15
Exercised during the year                    (459,680)     $             1.03
                                       ------------------- ---------------------
Outstanding at December 31, 1999            3,352,000      $             1.84
                                       =================== =====================

(1) Canadian Dollars

NOTE 10.  LOSS PER SHARE:

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share:

                                                        1999                1998               1997
                                                  ------------------  -----------------  ------------------

NUMERATOR:

     Numerator for basic and diluted loss per
         share                                    $    (1,919,858)    $    (1,128,761)   $      (745,701)
                                                  ------------------  -----------------  ------------------

DENOMINATOR:
   Weighted average common shares - basic and
     diluted calculation                                9,478,146           8,210,542          4,615,647
                                                  ------------------  -----------------  ------------------

BASIC AND DILUTED LOSS PER SHARE                  $        (0.20)     $        (0.14)    $        (0.16)
                                                  ==================  =================  ==================

Warrants to purchase 3,352,000 shares of common stock at a weighted average of $1.83 per share and stock options to purchase 481,400 (Canadian) shares of common stock and 376,300 shares of common stock at an average price of $1.25 (Canadian) per share and $0.54 per share were outstanding during 1999. The warrants and options were not included in the computation of diluted loss per share because the warrants and options are antidilutive when included in the computation due to IBSS's net loss.

                 Integrated Business Systems and Services, Inc.
                    Notes To Financial Statements (continued)

NOTE 11.  EMPLOYEE BENEFITS:

Retirement Plan - IBSS maintains a 401(k) retirement plan, which is managed by an outside trustee. All employees are eligible to participate. IBSS has not contributed to the 401(k) plan.

Stock Option Plan - IBSS' Board of Directors has adopted a stock option plan (the "Option Plan"). The effective date of the Option Plan was April 29, 1997. Options normally extend for 5 years and under committee policy generally become exercisable in installments of 50 percent per six months commencing six months from the date of grant. The maximum number of common shares of IBSS reserved for issuance under the Option Plan, including options currently outstanding, will not exceed 1,360,000. The number of common shares reserved for issuance to any one person cannot exceed 5% of the number of issued and outstanding common shares, and no person is entitled to receive in any one year grants regarding more than 50,000 shares.

Information with respect to options granted under the Stock Option Plan is as follows:


                                                                         Weighted average
                                                                             exercise
                                                Stock Options            price per share
                                           ------------------------- -------------------------
Outstanding at December 31, 1997(1)                     251,160      $             1.00
Granted during the year (1)                             605,500      $             1.24
Exercised during the year (1)                            (6,900)     $             1.00
Expired or cancelled during the year (1)                (73,400)     $             1.00
                                           ------------------------- -------------------------
Outstanding at December 31, 1998 (1)                    776,360      $             1.19
Granted during the year (1)                             222,500      $             1.03
Granted during the year                                 401,300      $             1.33
Exercised during the year (1)                          (374,800)     $             0.91
Expired or cancelled during the year (1)               (142,660)     $             1.44
Expired or cancelled during the year                    (25,000)     $             0.63
                                           ========================= =========================
Outstanding at December 31, 1999 (1)                    481,400      $             1.25
                                           ========================= =========================
Outstanding at December 31, 1999                        376,300      $             1.31
                                           ========================= =========================

Exercisable at December 31, 1999 (1)                    374,650      $             1.32
                                           ========================= =========================
Exercisable at December 31, 1999                         42,500      $             0.63
                                           ========================= =========================

(1) Canadian Dollars

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

                                1999                 1998
                          ------------------------------------
Net Loss
    As reported           $  (1,919,858)        $  (1,128,761)
    Pro forma             $  (2,446,134)        $  (1,386,387)
Net loss per share
    As reported           $       (0.20)        $       (0.14)
    Pro forma             $       (0.26)        $       (0.17)


The pro forma disclosures required by SFAS 123 regarding net loss and net loss per share are stated as if IBSS has accounted for stock options using fair values. Using the Black-Scholes option pricing model the fair value at the date of grant for these options was estimated using the following assumptions: risk-free interest rates ranging from 4.42% to 5.65%, volatility factor of the expected market price of IBSS' common stock of 4.087 and 1.678 for options issued during 1999 and 1998, respectively; and an expected option life ranging from six months to one year. The weighted average fair value for options granted under the Option Plan during 1999 and 1998 was $0.77 and $0.09, respectively.

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

                 Integrated Business Systems and Services, Inc.
                    Notes To Financial Statements (continued)

NOTE 12.  INCOME TAXES:

Deferred income taxes reflect the net tax effect of temporary differences and carryforwards between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of IBSS' deferred tax assets and liabilities consisted of the following at December 31:

                                           1999                1998
                                        -----------         ---------

Deferred tax assets:
    Operating loss carryforwards        $ 1,552,876         $ 867,380
    Deferred revenue                         33,544            45,670
    Other, net                                6,437             5,182
    Valuation allowance                  (1,297,236)         (591,542)
                                        -----------         ---------

Total deferred tax assets                   295,621           326,690
                                        -----------         ---------

Deferred tax liabilities:
    Capitalized software costs             (291,841)         (324,138)
    Depreciation                             (3,780)           (2,552)
                                        -----------         ---------

Total deferred tax liabilities             (295,621)         (326,690)
                                        -----------         ---------

Total                                   $        --         $      --
                                        ===========         =========

Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities at December 31, are as follows:

                                              1999              1998              1997
                                           ---------         ---------         ---------
Operating loss carryforward-federal        $ 613,339         $ 591,896         $ 184,181
Operating loss carryforward-state             72,157            69,635            21,668
Deferred revenue                             (12,126)            4,705            40,965
Other, net                                        27             4,999            (2,369)
Capitalized software costs                    32,297          (245,234)          (78,904)
Valuation allowance                         (705,694)         (426,001)         (165,541)
                                           ---------         ---------         ---------

         Net deferred income taxes         $      --         $      --         $      --
                                           =========         =========         =========

                 Integrated Business Systems and Services, Inc.
                    Notes To Financial Statements (continued)

NOTE 12.  INCOME TAXES (CONTINUED):

The principal reasons for the differences between income tax expense and the amount computed by applying the statutory federal rate to pre-tax loss were as follows for the three years ended December 31:

                                                                                       (April 18 -
                                                                                       December 31)
                                                                                       ------------
                                                      1999              1998                1997
                                                    ---------         ---------         ---------

Tax at statutory federal rate                       $(652,752)        $(383,779)        $(131,741)
Effect on rate of:
   Life insurance premiums                             (4,720)           (7,368)           (7,610)
   Penalties                                          (10,968)          (27,519)          (23,864)
   Non-deductible expenses                             (4,098)           (2,863)           (2,326)
   State income taxes, net of federal income
   tax effect                                         (33,156)           (4,472)               --
   Change in valuation allowance                      705,694           426,001           165,541
                                                    ---------         ---------         ---------

Total                                               $      --         $      --         $      --
                                                    =========         =========         =========

As of December 31, 1999, IBSS had federal and state net operating loss carryforwards of approximately $4,000,000. The net operating loss carryforwards will expire between 2017 and 2019 if not utilized.

NOTE 13.  RELATED PARTY TRANSACTIONS:

In 1999, the Company loaned money to related parties for the purchase of 173,120 shares of the Company's Class A common stock at an exercise price of $1.061 per share. These notes, which are non-interest bearing, are due on demand. In the first quarter of 2000, IBSS received full payment of the related party notes receivable.

Related party receivables at December 31, 1999 are advances primarily to Company directors. Substantially all of these advances are provided to three officers/directors of the Company. Upon employee termination, IBSS may not have the ability to collect the advances from the terminated employees. To date, no employee advances have been written off.

At December 31, 1999, the Company held six notes receivable with balances totaling $190,800 from officers/directors of the Company. These notes arose from transactions in 1999 whereby the Company loaned the officers/directors money to exercise Common Stock purchase warrant agreements to purchase an aggregate of 300,000 shares of the Company's Class A common stock at the applicable exercise price of $0.60 to $0.68 per share. These notes, which bear interest at the prime rate per annum, mature on April 29, 2002 with principal balance and interest due at maturity. The loans are collaterized by 300,000 shares of Class A common stock. The receivable is shown on the balance sheets as a reduction in stockholders' equity.

                 Integrated Business Systems and Services, Inc.
                    Notes To Financial Statements (continued)

NOTE 13.  RELATED PARTY TRANSACTIONS (CONTINUED):

Included in related party payables at December 31, 1998, are demand notes payable to a related party. The notes bear interest of 18% with interest payable upon demand. Effective as of August 29, 1997, three principal holders of IBSS' securities agreed to convert $33,000 of demand notes into contributed capital. Three principal shareholders of IBSS have issued options on 900,000 shares of common stock held in escrow as an inducement for creditors to advance $70,000 to IBSS (Notes 5 and 9). In February 1999, the balance on these demand notes payable, including accrued interest, was paid.

NOTE 14.  SUPPLEMENTAL CASH FLOW INFORMATION:

During the years presented below, interest paid amounted to:

                              1999             1998             1997
                         ---------------  ---------------  ---------------

Interest paid            $      104,287   $       19,787   $      104,716
                         ===============  ===============  ===============

The following table summarizes non-cash investing and financing activities:

                                                                 1999                1998             1997
                                                            --------------      --------------      --------
Transfer of inventory to property and equipment             $           --      $        3,962      $     --
                                                            ==============      ==============      ========

Conversion of note into contributed capital (Note 13)       $           --      $           --      $ 33,000
                                                            ==============      ==============      ========

Conversion of convertible notes into capital (Note 8)       $      320,000      $           --      $119,700
                                                            ==============      ==============      ========

Transfer of accrued expenses to notes payable (Note 5)      $      156,976      $           --      $     --
                                                            ==============      ==============      ========
Issuance of notes for purchase of common stock
   (Note 13)                                                $      374,480      $           --      $     --
                                                            ==============      ==============      ========

                 Integrated Business Systems and Services, Inc.
                    Notes To Financial Statements (continued)

NOTE 15.  COMMITMENTS AND CONTINGENCIES:

Operating Lease Commitments - IBSS leases its principal facilities under a noncancellable operating lease expiring in October 2004 with an option to renew for one five year period at market rates. The lease is subject to annual adjustments for facility operating costs in excess of an established base year.

At December 31, 1999 minimum lease payments are as follows:

                                  2000        $     297,146
                                  2001              281,677
                                  2002              285,453
                                  2003              285,453
                                  2004              237,878
                                              -----------------

                                              $   1,387,607
                                              =================

Rent expense was approximately as follows for the years ended December 31:

                             1999                1998               1997
                       ------------------  -----------------  -----------------

Rent expense           $        88,000     $       145,000    $       142,000
                       ==================  =================  =================

Employment Contracts - IBSS has employment agreements with its executive officers and many of its employees. These agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 1999, excluding bonuses, is approximately $530,000.

Payroll Tax Liabilities - All employee payroll taxes for September through December 1999 are not paid as of December 31, 1999. Significant interest and penalties continue to accrue until the obligation is satisfied. Delinquent payroll taxes subject the Company to significant Internal Revenue Service penalties and other potential actions.

NOTE 16.  SIGNIFICANT RISKS AND UNCERTAINTIES:

IBSS' operating results and financial condition can be impacted by a number of factors, including but not limited to the following, any of which could cause actual results to vary materially from current and historical results or IBSS' anticipated future results.

Currently, IBSS' business is focused principally within the manufacturing and transaction processing industries. Significant changes in the regulatory or market environment of this industry could impact demand for IBSS' software products and services. Additionally, there is increasing competition for IBSS' products and services, and there can be no assurance that IBSS' current products and services will remain competitive, or that IBSS' development efforts will produce products with the cost and performance characteristics necessary to remain competitive. Furthermore, the market for IBSS' products and services is characterized by rapid changes in technology. IBSS' success will depend on the level of market acceptance of IBSS' products, technologies and enhancements, and its ability to introduce such products, technologies and enhancements to the market on a timely and cost effective basis, and maintain a labor force sufficiently skilled to compete in the current environment.

As discussed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Amounts affected by these estimates include, but are not limited to, the estimated useful lives, related amortization expense and carrying values of IBSS' capitalized software development costs. Changes in the status of certain matters or facts or circumstances underlying these estimates could result in material changes to these estimates, and actual results could differ significantly from these estimates.

IBSS' primary efforts are now directed to the development of a market for its Synapse Manufacturing 2.0 and Synapse EAI+ software and integration services. Like other companies at this stage of development, IBSS is subject to numerous risks, including the uncertainty of its chosen market, its ability to develop its markets and its ability to finance operations and other risks.

NOTE 17.  SEGMENTED INFORMATION:

Management has determined that IBSS operates in one dominant industry segment which involves the supply of computer technology products and services. These products and services have similar economic characteristics, customers and distribution methods. All of IBSS's operations, assets, and employees are located in the United States and its revenues are generated in the United States.

NOTE 18.  SUBSEQUENT EVENTS:

On February 16, 2000, Subordinated Notes in the principal amount of $180,000 were converted to 163,934 shares of common stock at the second year conversion rate of $1.098.

Private Placement - In the first quarter of 2000, IBSS completed a $3,000,000 private placement for 1,200,000 shares of common stock, and warrants for the purchase of 600,000 shares of common stock. The warrants are comprised of two separate and equal pools, designated Warrants A and B, and are exercisable at $2.50 per share and $3.50 per share, respectively.

In addition, during the first quarter of 2000, IBSS completed two private equity placements. Each private placement included 250,000 shares of common stock and a 3-year stock purchase warrant for the purchase of 125,000 shares of common stock. IBSS received gross proceeds of $2,000,000. The warrants are exercisable at $5.50, $6.00 and $6.50 per share during the first, second and third year, respectively.

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

10.15 Recourse Factoring Contract and Security Agreement dated December 22, 1995 between the Company and Liberty Finance Company incorporated by reference to Exhibit 6.13 to the Company's Form 1-A filed July 9, 1997

10.16 Lease Agreement dated October 1, 1999 between the Company and Atrium Northeast Limited Partnership incorporated by reference as Exhibit
         10.16 of the Company's Form 10QSB for the quarter ended September 30, 1999.

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