Form 10QSB
period 2000-03-31
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2000-05-15
CIK 1040863

                                  UNITED STATES
                       Securities and Exchange Commission
                              Washington, DC 20549
                                   Form 10-QSB

(Mark one)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    March 31, 2000

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transaction period from: ________________________ to ___________________

Commission File number:        0-24031

                 Integrated Business Systems and Services, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                     South Carolina                      57-0910139
--------------------------------------------------------------------------------
            (State or other jurisdiction of             (IRS Employer
             incorporation or organization)          Identification No.)

                  115 Atrium Way, Suite 228, Columbia, SC 29223
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (803) 736-5595
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                 115 Atrium Way, Suite 128, Columbia, SC 29223
--------------------------------------------------------------------------------
       (Former Name, address or fiscal year, if changed since last report)

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

     13,781,699 shares of no par common shares outstanding at March 31, 2000

Transitional Small Business Disclosure Format (check one) ( ) YES (X) NO

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                                      INDEX

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
PART I   FINANCIAL INFORMATION

         Item 1   Financial Statements

                  Balance Sheets - March 31, 2000, and
                  December 31, 1999                                      3

                  Statements of Operations for the three months
                  ended March 31, 2000, and 1999, respectively           4

                  Statements of Cash Flows for the three months
                  ended March 31, 2000, and 1999, respectively           5

                  Notes to Consolidated Financial Statements             6

         Item 2   Management's Discussion and Analysis of              7 - 11
                  Financial Condition and Results of Operations

PART II  OTHER INFORMATION

         Items 1 - 6                                                  12 - 13

SIGNATURES                                                               14

                         PART I - FINANCIAL INFORMATION

                           ITEM 1 FINANCIAL STATEMENTS

                  Integrated Business Systems & Services, Inc.
                                 Balance Sheets

                                                                            MARCH 31,       DECEMBER 31,
                                                                              2000              1999
                                                                           (UNAUDITED)        (AUDITED)
                                                                    ------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                            $  4,130,841       $    82,996
     Accounts receivable                                                        12,578            91,638
     Related party note receivable                                                   0           183,680
     Interest receivable                                                         6,903                 0
     Unbilled revenue                                                           28,885            28,885
     Prepaid commissions                                                        19,560                 0
     Other prepaid expenses                                                     30,865            50,426
                                                                    ------------------------------------

Total current assets                                                         4,229,632           437,625
Capitalized software costs, net                                                725,933           768,001
Property and equipment, net                                                    288,741           155,654
Related party receivable                                                        84,195            82,944
Other assets                                                                     1,629             2,793
                                                                    ------------------------------------

Total assets                                                              $  5,330,130       $ 1,447,017
                                                                    ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Notes payable                                                        $         --       $    28,976
     Accounts payable                                                           30,851           129,223
     Accrued liabilities
       Accrued compensation and benefits                                        91,942            63,767
       Accrued payroll taxes                                                     3,511           305,402
       Other                                                                    45,566           107,703
     Deferred revenue                                                           54,304            88,273
                                                                    ------------------------------------

Total current liabilities                                                      226,174           723,344
Long-term debt, net of current portion                                       1,250,000         1,250,000
Subordinated debt                                                                    0           180,000
                                                                    ------------------------------------
Total liabilities                                                            1,476,174         2,153,344

Commitments and contingencies                                                       --                --

Stockholders' equity (deficiency):
     Class A common shares, voting, no par value, 100,000,000 shares authorized, 13,756,199 and 10,537,635 shares outstanding at
       March 31, 2000, and December 31, 1999, respectively                  10,392,685         4,142,098
     Notes receivable - stock                                                 (944,800)         (190,800)
     Accumulated deficit                                                    (5,593,929)       (4,657,625)
                                                                    ------------------------------------
Total shareholders' equity (deficiency)                                      3,853,956          (706,327)
                                                                    ------------------------------------

Total liabilities and shareholders' equity (deficiency)                   $  5,330,130       $ 1,447,017
                                                                    ====================================


   The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)

                                                     THREE MONTHS
                                                    ENDED MARCH 31,
                                          ------------------------------------
                                                    2000              1999
                                          ------------------------------------

REVENUES

Services and other income                       $     32,359       $   243,006
Hardware sales                                             0             1,507
Software licensing                                         0             2,779
Maintenance                                           22,088            44,079
                                          ------------------------------------

     Total revenues                                   54,447           291,371
                                          ------------------------------------

OPERATING EXPENSES

Cost of revenues                                     174,093           124,808
Research and development costs                        42,278             5,011
General and administrative                           654,296           241,766
Sales and marketing                                  209,318            32,643
                                          ------------------------------------

     Total operating expenses                      1,079,985           404,228
                                          ------------------------------------

     Loss from operations                         (1,025,538)         (112,857)

OTHER INCOME (EXPENSE)

Interest expense                                     (26,605)          (19,354)
Interest income                                       25,574                 0
Other income                                          90,265                 0
                                          ------------------------------------

     Total                                            89,234           (19,354)
                                          ------------------------------------

     Net loss                                   $   (936,304)      $  (132,211)
                                          ====================================

Earnings (loss) per share:
                                          ------------------------------------
     Basic and diluted                          $      (0.08)      $     (0.02)
                                          ====================================

                                          ------------------------------------
Weighted average common shares outstanding        11,571,026         8,753,927
                                          ====================================


   The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                  --------------------------------
                                                           2000             1999
                                                  --------------------------------

OPERATING ACTIVITIES
Net loss                                               $  (936,304)      $(132,211)
Adjustments to reconcile net loss to cash used in
operating activities:
  Depreciation/amortization                                 19,498          13,870
  Amortization of software costs                            42,068           5,863
  Write-off of accounts payable                            (90,285)              0
Changes in assets and liabilities
    Accounts receivable                                     79,060          53,527
    Interest receivable                                     (6,903)              0
    Unbilled revenue                                             0          (1,468)
    Prepaid commissions                                    (19,560)         (5,000)
    Prepaid expenses and other assets                       19,561          (4,152)
    Refundable deposits                                      1,164             100
    Accounts payable                                        (8,087)         (8,926)
    Accrued expenses                                      (335,853)       (536,473)
    Deferred revenue                                       (33,969)        (22,085)
                                                  --------------------------------
Cash used in operating activities                       (1,269,610)       (636,955)
                                                  --------------------------------

INVESTING ACTIVITIES
Purchases of property and equipment, net                  (152,585)         (2,394)
Capitalized internal software development costs                  0         (50,742)
Related party note receivable                              183,680               0
Related party receivable                                    (1,251)              0
                                                  --------------------------------
Cash provided by (used in) investing activities             29,844         (53,136)
                                                  --------------------------------

FINANCING ACTIVITIES
Payments on notes payable, net                             (28,976)        (92,828)
Payments on long-term debt                                       0          (9,000)
Sale of common shares                                    4,872,070         843,567
Proceeds from exercise of common stock options
   and warrants                                            444,517          14,804
Payable to a related party, net                                  0         (35,300)
                                                  --------------------------------
Cash provided by financing activities                    5,287,611         721,243
                                                  --------------------------------

Net increase in cash                                     4,047,845          31,152
Cash and cash equivalents at beginning of period            82,996          16,593
                                                  --------------------------------
Cash and cash equivalents at end of period             $ 4,130,841       $  47,745
                                                  ================================


   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete Financial Statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for year ended December 31, 1999.

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

Results of Operations

For the three months ended March 31, 2000, as compared to the three months ended March 31, 1999

Revenues. Total revenues decreased $236,924 to $54,447 in the three months ended March 31, 2000, from $291,371 in the three months ended March 31,1999. This decrease was primarily attributable to a continued decrease in the sales of services, data collection equipment and maintenance due to the increased emphasis on the completion and sales of the Company's new core products, Synapse Manufacturing, Synapse EAI+, and Synapse B2B. The Company's strategy during 1998 and 1999 was to substantially reduce all of the Company's service revenue and focus the Company on completing and marketing it's core Synapse based products. In addition to the reduction of service based business, as the first install of Synapse Manufacturing to a manufacturer of women's knitted hosiery neared completion, revenue from this customer substantially decreased.

Cost of Revenues. Total cost of revenues increased $49,286 to $174,094 in the three months ended March 31, 2000, from $124,808 in the three months ended March 31, 1999. This increase was attributable to an increase in labor costs as well as an increase in the amortization of software costs due to the completion of Synapse Manufacturing 2.0 at the end of the first quarter of 1999.

The cost of revenues as a percentage of total revenues was 102% and 43% in the three months ended March 31, 2000, and 1999, respectively. Accordingly, the gross margin was (2%) and 57% in the three months ended March 31, 2000, and 1999, respectively.

Research and Development. Research and development costs increased $37,267 to $42,278 in the three months ended March 31, 2000, from $5,011 in the three months ended March 31, 1999. The Company released Version 2.0 of the Synapse Manufacturing System for general product availability at the end of the first quarter of 1999; therefore, additional development costs were expensed rather than capitalized. Research and development costs represented approximately 25% and 2% of total revenues for the three months ended March 31, 2000, and 1999, respectively.

General and Administrative. General and administrative expenses, including interest expense, increased $419,781 to $680,901 in the three months ended March 31, 2000, from $261,120 in the three months ended March 31, 1999. General and administrative expenses increased due to the addition of a Vice President of Sales and a clerical person, general salary increases, legal and accounting fees, consultant fees, NASDAQ application fee and an increase in rent expense due to the increased office space leased in Columbia and for the lease of office space in Detroit, Michigan. General and administrative expenses, including interest expense, represented approximately 400% and 90% of total revenues in the three months ended March 31, 2000, and 1999, respectively.

Sales and Marketing. Sales and marketing expenses increased $176,675 to $209,318 in the three months ended March 31, 2000, from $32,643 in the three months ended March 31, 1999. This increase was attributable to an increase in marketing salaries due to an addition of a sales representative, an increase in depreciation expense for marketing and equipment purchased, an increase in public relations and investor public relations awareness as well as an increase in marketing travel related expenses. Sales and marketing expenses represented approximately 123% and 11% of total revenues in the three months ended March 31, 2000, and 1999, respectively.

Corporate and Other Related Non-Operating Items. Interest expense, increased $7,251 to $26,605 in the three months ended March 31, 2000, from $19,354 in the three months ended March 31, 1999. This increase was due to the net effect of the $1,250,000 convertible debenture in the third quarter of 1999, and the repayments of various other notes in 1999. Interest income increased $25,574 in the quarter ended March 31, 2000, as a result of cash management on cash balances of the Company. The average interest rate earned by the Company was approximately 5.65%. Other income of $90,265 in the quarter ended March 31, 2000, was the result of a gain related to the write-off of payable balances to vendors included in accounts payable. Management determined that accounts payable balances totaling $90,265 were no longer valid claims against the Company, and accordingly, reduced the payables balance.

Financial Condition at March 31, 2000

Cash and cash equivalents increased by $4,047,845 during the three months ended March 31, 2000.

Accounts receivable decreased by $79,060 during the three months ended March 31, 2000, reflecting decreased sales of of services, data collection equipment and maintenance due to the increased emphasis on the completion and sales of IBSS's new core products, Synapse Manufacturing, Synapse EAI+, and Synapse B2B.

The $497,170 decrease in current liabilities during the three months ended March 31, 2000, is due to the write off of certain accounts payables and to the partial use of funds from private placements on February 15, 2000, and March 8, 2000.

The Company's current assets exceeded its current liabilities at March 31, 2000, by $4,003,458.


Liquidity and Capital Resources

Prior to 1997, the Company primarily financed its operations through revenues from operations, including funded research and development revenues, and occasional short term loans from the Company's principals or their acquaintances. Since the middle of 1997, the Company has financed its operations primarily through private and public offerings of Common Stock and convertible debt, and to a lesser extent through borrowings from third-party lenders and from revenues from operations.

In December 1995, the Company entered into a factoring arrangement that was being administered as a short term borrowing arrangement collateralized by accounts receivable, which generally permitted borrowing of up to 75% of accounts receivable. This arrangement was terminated by the Company in March, 1999. In February, 1996, the Company entered into a loan for $180,000 collateralized by substantially all of the assets of the Company. This loan was retired in July of 1999.

During 1997, the Company received approximately $1,540,000 in net proceeds (after deduction of commissions and offering costs) from the sale of 3,800,000 shares of its Common Stock, of which approximately $1,220,000 was received through the Company's initial public offering in November, 1997, and approximately $320,000 was received from a private offering in June of 1997. The Company used a portion of these proceeds to repay debt of approximately $320,000. In addition, in November, 1997, convertible debt issued by the Company in March, 1997, in the principal amount of $116,700 was converted into shares of Common Stock.

During 1998, the Company received approximately $288,400 in gross proceeds from the exercise by Wolverton Securities, Ltd of warrants for the purchase of 430,000 shares of the Company's Common Stock. During 1999, the Company received approximately $43,500 in gross proceeds from the exercise by Wolverton Securities, Ltd, of warrants for the purchase of 56,000 shares of the Company's Common Stock.

In June 1998, the Company completed a private placement of five-year convertible notes in the amount of $500,000 and non-transferable share purchase warrants entitling the holders to purchase an aggregate of 541,000 common shares of the Company. The notes, which bear interest at 12% per year, may be converted into common shares of the Company at a conversion price of $0.923 per share during the first year and during each of the remaining four years of the term of of the notes; a conversion price that is higher than the conversion price in the previous year by $0.175 per share. In June, 1999, $320,000 of the $500,000 convertible note was converted into 346,692 common shares at a conversion price of $0.923 per share. In November and December 1999, 259,680 shares were issued due to the exercise of non-transferable share purchase warrants at $1.061 per share. Additional non-transferable warrants were issued entitling the holders to purchase an aggregate of 259,680 common shares of the Company at $1.07 per share during the first year. In February 2000, the balance of the $500,000 convertible note, $180,000, was converted into common shares at a conversion price of $1.098 per share. Also in February 2000, 259,680 shares were issued due to the exercise of non-transferable share purchase warrants at $1.07 per share. Additional non-transferable warrants were issued entitling the holders to purchase aggregate of 259,680 shares of the Company at $5.94 per share during the first year, $6.83 per share during the second year, $7.85 per share during the third year, $9.03 per share during the fourth year and $10.38 per share during the fifth year.

In the first quarter of 1999, the Company completed a private placement of 800,000 shares of Common Stock and two-year warrants for the purchase of 80,000 shares of Common Stock, pursuant to which the Company received gross proceeds of $800,000. The warrants are exercisable at $1.00 per share during the first year following their issuance and at $1.25 per share during the second year following their issuance. In February, 2000, the Company received gross proceeds of $80,000 for 80,000 warrants exercised at $1.00 per share.

In the first quarter of 1999, the Company completed a private placement of 60,000 shares of Common Stock and two-year warrants for the purchase of 6,000 shares of Common Stock, pursuant to which the Company received gross proceeds of $60,000. Under the terms of this private placement, the Company also issued 1,800 shares of Common Stock as finder's fees. The warrants are exercisable at $1.00 per share during the first year following their issuance and at $1.25 per share during the second year following their issuance.

In the second quarter of 1999, the Company issued Common Stock Purchase Warrants with accredited investors for the purchase of 1,000,000 shares of Common Stock, pursuant to which the Company received gross proceeds of $200,000. The warrants are exercisable at $1.00 per share during the term of this Agreement. In the fourth quarter of 1999, the Company received $200,000 in gross proceeds from the exercise of 200,000 of these warrants. A new Common Stock Warrant Agreement was issued for the purchase of the balance of 800,000 shares of Common Stock at $1.00 per share during the term of this Agreement or $0.75 per share if exercised prior to November 1, 2000. In the first quarter of 2000, the Company received a secured promissory note in the principal amount of $600,000 for the exercise of warrants for the purchase of 800,000 shares of the Company's Common Stock at $0.75 per share. The note matures March 2, 2002, and has an interest rate of 5% per annum.

In the third quarter of 1999, the Company completed a Private Placement Offering for an aggregate principal amount of $1,250,000 through a Convertible Debenture with an interest rate of 7% through January 1, 2000; 10% thereafter with a maturity date of January 1, 2002. In conjunction with the Convertible Debenture, the Company also entered into a Common Stock Purchase Warrant Agreement for the purchase of 1,850,000 shares of Common Stock. In the first quarter of 2000, the Company received a secured promissory note in the principal amount of $154,000 for the exercise of warrants for the purchase of 110,000 shares of the Company's Common Stock at $1.40 per share. The note matures March 2, 2002, and has an interest rate of 5% per annum.

In the first quarter of 2000, the Company completed a private placement to two private investors of an aggregate of 125,000 units each for $8.00 per unit for aggregate proceeds of $2,000,000. Each unit consisted of two shares of Common Stock and a detachable three-year warrant for the purchase of one share of Common Stock. The warrants are exercisable at $5.00 per share during the first year following their issuance, $6.00 per share during the second year following their issuance, and at $6.50 per share during the third year following their issuance

In the first quarter of 2000, the Company completed a private placement to eight private investors of an aggregate of 300,000 units for $10.00 per unit for aggregate proceeds of $3,000,000. Each unit consisted of four shares of Common Stock, and a detachable Class A five-year warrant for the purchase of one share of Common Stock and a detachable Class B five-year warrant for the purchase of one share of Common Stock. The Class A and Class B warrants are exercisable at $2.50 and $3.50 per share, respectively.


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

The Company leased its principal facilities under a noncancellable operating lease through October 31, 1999, which had a five-year renewable term at market rates. The lease was subject to annual adjustments for facility operating costs in excess of an established base year. On December 31, 1998, the Company reduced the size of the facilities by approximately 38%. The minimum annual commitment for rent under this lease was approximately $82,700. The rent expense under this lease in 1999 and 1998 was approximately $82,700 and $133,200, respectively.

The Company entered into a lease agreement dated October 1,1999, with the Atrium Northeast Limited Partnership effective November 1, 1999, for a 5 year period with an option to renew for one 5-year period at market rates. The lease is for 18,124 square feet of office space at a base rent of $276,391 for the first year. The second year base rent increases to $280,922. The third through fifth year base rent increases to $285,453. The Company entered into a lease addendum dated March 1, 2000, with the Atrium Northeast Limited Partnership effective March 1, 2000, and continuing in effect through the existing Lease term of October 31, 2004. This addendum is for 1,350 square feet of office space making the office space 19,474 square feet at a base rate of $296,978 for the first year. The second year base increases to $301,847. The third through fifth year base rent increases to $306,716.

Net cash used in operating activities was approximately $1,270,000 during the three months ended March 31, 2000, as compared to approximately $637,000 during the three months ended March 31, 1999. The increase in cash used in operating activities was mainly due an increase in the net loss and a decrease in current liabilities, partially offset by a decrease in accounts receivable.

Net cash provided by investing activities was approximately $29,800 during the three months ended March 31, 2000, as compared to net cash used of approximately $53,100 during the three months ended March 31, 1999. The net cash provided by investing activities was due to the payoff of related party note receivable offset by the purchase of equipment and software.

Net cash provided by financing activities was approximately $5,287,600 during the three months ended March 31, 2000, as compared to approximately $721,200 during the three months ended March 31, 1999. The net cash provided by financing activities resulted primarily from the completion of private placements of approximately $4,872,000, the receipt of approximately $444,500 from the exercise of Common Stock options and warrants offset by payments on the Company's short-term debt.


The Year 2000

The Company did not experience any significant malfunctions or errors in its operations or business systems as a result of the Year 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the year 2000. It is possible the full impact of the date change has not been fully recognized. However, the Company believes any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant year 2000 or similar problems that have arisen for its customers and suppliers.

As of March 31, 2000, the Company has not, nor does it expect to, incur any material costs associated with the year 2000.

Advisory Note Requiring Forward-looking Statements

This form 10-QSB contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Form 10-QSB that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations included, among other things, the risk associated with start-up companies, including start-up losses, liquidity problems, uncertainty of revenues, markets, profitability and the need for additional funding; the risks that the Company may be unable to raise additional capital through private financings, debt or equity offerings or collaborative arrangements with others on acceptable terms; intense competition from a variety of competitors with greater resources and market acceptance; the Company's limited experience in assembling a sales and marketing team and strategy; the the potential need to make continuing significant investments in software development in response to rapidly evolving technologies and technological shifts; the risks associated with the potential loss of one or more key customers of the Company; the Company's dependence upon key personnel; the challenges and uncertainties in the implementation of the Company's expansion and development strategies; and other factors described in other reports filed by the Company with the Securities and Exchange Commission.

                                     PART II

                                OTHER INFORMATION


Item 1  LEGAL PROCEEDINGS

          The Company is not party to any pending litigation.


Item 2  CHANGES IN SECURITIES

During the three months ended March 31, 2000, the securities identified below were issued by the Company without registration under the Securities Act of 1933, as amended (the "1933 Act"). In each case, all of the securities were issued pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the 1933 Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that each purchaser was given or had access to detailed financial and other information with respect to the Company and possessed requisite financial sophistication.

On February 15, 2000, the Company completed a private placement to two private investors of an aggregate of 125,000 units for $8.00 per unit each for aggregate proceeds of $2,000,000. Each unit consisted of two shares of Common Stock and a detachable three-year warrant for the purchase of one share of Common Stock. The warrants are exercisable at $5.00 per share during the first year following their issuance, $6.00 per share during the second year following their issuance, and at $6.50 per share during the third year following their issuance

On February 16, 2000, the convertible note in the principal amount of $180,000, originally issued on June 5, 1998, to a private investor, was converted by the investor into 163,934 shares of Common Stock at the second year conversion rate of $1.098 per share.

On February 16, 2000, the Company received $277,858 in gross proceeds from three private investors from the exercise of warrants for the purchase of 259,680 shares of the Company's Common Stock at $1.07 per share.

On February 16, 2000, the Company received $80,000 in gross proceeds from a private investor from the exercise of warrants for the purchase of 80,000 shares of the Company's Common Stock at $1.00 per share.

On March 3, 2000, the Company received a secured promissory note in the principal amount of $600,000 from a private investor for the exercise of warrants for the purchase of 800,000 shares of the Company's Common Stock at $0.75 per share. The note matures March 2, 2002, with an interest rate of 5% per annum.

On March 3, 2000, the Company received a secured promissory note in the principal amount of $154,000 from a private investor for the exercise of warrants for the purchase of 110,000 shares of the Company's Common Stock at $1.40 per share. The note matures March 2, 2002, with an interest rate of 5% per annum.

On March 8, 2000, the Company completed a private placement to eight private investors of an aggregate of 300,000 units for $10.00 per unit for aggregate proceeds of $3,000,000. Each unit consisted of four shares of Common Stock, and a detachable Class A five-year warrant for the purchase of one share of Common Stock and a detachable Class B five-year warrant for the purchase of one share of Common Stock. The Class A and Class B warrants are exercisable at $2.50 and $3.50 per share, respectively.



Item 3  DEFAULTS UPON SENIOR SECURITIES

          This item is not applicable.

Item 4  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the shareholders of the Company during the first quarter of fiscal year 2000.


Item 5  OTHER INFORMATION

          This item is not applicable.


Item 6  EXHIBITS AND REPORTS ON FORM 8-K

          There were no Form 8-K filings during the period.

          10.16 - Lease Addendum dated February 25, 2000, to the Lease Agreement dated October 1, 1999, between the Company and Atrium Northeast Ltd Partnership.

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


Date:  May 15, 2000