Form 10QSB
period 2000-06-30
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2000-07-26
CIK 1040863

                                 United States
                       Securities and Exchange Commission
                              Washington, DC 20549
                                  Form 10-QSB

(Mark one)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2000

( ) TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transaction period from:   __________________   to   ___________________

Commission File number:                0-24031

                  Integrated Business Systems & Services, Inc.
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        South Carolina                                          57-0910139
        --------------                                          ----------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                  115 Atrium Way, Suite 228, Columbia, SC 29223
                  ---------------------------------------------
                    (Address of principal executive offices)

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

     14,167,419 shares of no par common shares outstanding at June 30, 2000
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one)     ( ) Yes  (X) No

        Integrated Business Systems and Services, Inc.

                            Index

                                                                           Page
                                                                          Number
                                                                          ------
PART I           FINANCIAL INFORMATION

      Item 1           Financial Statements

                       Balance Sheets - June 30, 2000, and
                       December 31, 1999                                    3

                       Statements of Operations for the three
                       months and the six months ended June 30,
                       2000, and 1999, respectively                         4

                       Statements of Cash Flows for the six months
                       ended June 30, 2000, and 1999, respectively          5

                       Notes to Consolidated Financial Statements           6

      Item 2           Management's Discussion and Analysis of            7 - 12
                       Financial Condition and Results of Operations

PART II          OTHER INFORMATION

      Items 1 - 6                                                          13

SIGNATURES                                                                 14

                          Part 1 FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                 Integrated Business Systems and Services, Inc.
                                 Balance Sheets

                                                                         June 30,         December 31,
                                                                           2000               1999
                                                                        (unaudited)        (audited)
                                                                        ------------------------------
Assets
Current assets:
     Cash and cash equivalents                                          $ 3,110,586        $    82,996
     Accounts receivable                                                    608,573             91,638
     Investments                                                             50,000                  0
     Related party note receivable                                                0            183,680
     Interest receivable                                                     21,110                  0
     Unbilled revenue                                                        28,885             28,885
     Prepaid commissions                                                     60,740                  0
     Other prepaid expenses                                                  85,020             50,426
                                                                        ------------------------------

Total current assets                                                      3,964,914            437,625
Capitalized software costs, net                                             683,866            768,001
Property and equipment, net                                                 331,797            155,654
Related party receivable                                                     80,485             82,944
Other assets                                                                  1,629              2,793
                                                                        ------------------------------

Total assets                                                            $ 5,062,691        $ 1,447,017
                                                                        ==============================

Liabilities and Shareholders' Equity (Deficiency)
Current liabilities:
     Notes payable                                                      $         0        $    28,976
     Accounts payable                                                        23,110            129,223
     Accrued liabilities
       Accrued compensation and benefits                                     68,816             63,767
       Accrued payroll taxes                                                  6,138            305,402
       Other                                                                 71,928            107,703
     Deferred revenue                                                        40,653             88,273
                                                                        ------------------------------

Total current liabilities                                                   210,645            723,344
Long-term debt, net of current portion                                    1,250,000          1,250,000
Subordinated debt                                                                 0            180,000
                                                                        ------------------------------
Total liabilities                                                         1,460,645          2,153,344

Commitments and contingencies                                                    --                 --
Stockholders' equity (deficiency):
       Common shares, voting, no par value, 100,000,000 shares
       authorized, 14,167,419 and 10,537,635 shares outstanding at
       June 30, 2000, and December 31, 1999, respectively                10,755,091          4,142,098
     Notes receivable - stock                                              (944,800)          (190,800)
     Accumulated deficit                                                 (6,208,245)        (4,657,625)
                                                                        ------------------------------
Total shareholders' equity (deficiency)                                   3,602,046           (706,327)
                                                                        ------------------------------

Total liabilities and shareholders' equity (deficiency)                 $ 5,062,691        $ 1,447,017
                                                                        ==============================

   The accompanying notes are an integral part of these financial statements.

        Integrated Business Systems and Services, Inc.
                  Statements of Operations
                         (Unaudited)

                                                         Three Months                          Six Months
                                                        ended June 30,                       ended June 30,
                                                -----------------------------        -----------------------------
                                                    2000             1999                2000              1999
                                                -----------------------------        -----------------------------

Revenues

Services and other income                       $   100,661        $  172,616        $   133,021        $  415,623
Hardware sales                                            0                45                  0             1,551
Software licensing                                  533,600             2,779            533,600             5,558
Maintenance                                          22,089            39,738             44,177            83,817
                                                -----------------------------        -----------------------------

     Total revenues                                 656,350           215,178            710,798           506,549
                                                -----------------------------        -----------------------------

Operating expenses

Cost of revenues                                    154,492           157,366            328,585           282,173
Research and development costs                       84,451            61,123            126,730            66,135
General and administrative                          736,240           305,355          1,390,067           547,121
Sales and marketing                                 336,973            76,622            546,291           109,265
                                                -----------------------------        -----------------------------

     Total operating expenses                     1,312,156           600,466          2,391,673         1,004,694
                                                -----------------------------        -----------------------------

     Loss from operations                          (655,806)         (385,288)        (1,680,875)         (498,145)

Other income (expense)

Interest expense                                    (22,460)          (22,215)           (49,065)          (41,570)
Interest income                                      63,269             1,318             88,843             1,318
Other income                                            215             6,582             90,480             6,582
                                                -----------------------------        -----------------------------

     Total                                           41,024           (14,316)           130,258           (33,670)
                                                -----------------------------        -----------------------------

     Net loss                                   $  (614,782)       $ (399,604)       $(1,550,617)       $ (531,815)
                                                =============================        =============================

Earnings (loss) per share:                               --
     Basic and diluted                          $     (0.04)       $    (0.04)       $     (0.12)       $    (0.06)
                                                =============================        =============================

                                                -----------------------------        -----------------------------
Weighted average common shares outstanding       13,882,911         9,459,089         12,726,968         9,081,544
                                                =============================        =============================

   The accompanying notes are an integral part of these financial statements.

        Integrated Business Systems and Services, Inc.
                  Statements of Cash Flows
                         (Unaudited)

                                                                  Six Months
                                                                ended June 30,
                                                       -----------------------------
                                                           2000               1999
                                                       -----------------------------

Operating activities
Net loss                                               $(1,550,617)      $  (531,815)
Adjustments to reconcile net loss to cash used in
operating activities:
  Depreciation/amortization                                 39,789            28,844
  Amortization of software costs                            84,136            53,003
  Write-off of accounts payable                            (90,285)                0
Changes in assets and liabilities
    Investments                                            (50,000)                0
    Accounts receivable                                   (512,018)          (40,191)
    Interest receivable                                    (21,110)                0
    Unbilled revenue                                             0            (1,468)
    Prepaid commissions                                    (60,740)          (25,000)
    Prepaid expenses and other assets                      (34,594)            8,346
    Refundable deposits                                      1,164               100
    Accounts payable                                       (15,828)          (21,500)
    Accrued expenses                                      (329,990)         (567,618)
    Deferred revenue                                       (47,620)          (36,814)
                                                       -----------------------------
Cash used in operating activities                       (2,587,713)       (1,134,113)
                                                       -----------------------------

Investing activities
Purchases of property and equipment, net                  (215,931)          (11,831)
Capitalized internal software development costs                  0           (52,144)
Related party note receivable                              183,680                 0
Related party receivable                                    (2,459)                0
                                                       -----------------------------
Cash used in investing activities                          (34,710)          (63,975)
                                                       -----------------------------

Financing activities
Payments on notes payable, net                             (28,976)           67,148
Payments on long-term debt                                       0           (18,000)
Sale of common shares                                    4,872,066         1,143,671
Proceeds from exercise of common stock options
   and warrants                                            806,923            12,958
Payable to a related party, net                                  0           (15,300)
                                                       -----------------------------
Cash provided by financing activities                    5,650,013         1,190,477
                                                       -----------------------------

Net increase in cash                                     3,027,590            (7,611)
Cash and cash equivalents at beginning of period            82,996            16,593
                                                       -----------------------------
Cash and cash equivalents at end of period             $ 3,110,586       $     8,982
                                                       =============================

   The accompanying notes are an integral part of these financial statements.

                NOTES TO FINANCIAL STATEMENTS
                         (Unaudited)

BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete Financial Statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for year ended December 31, 1999.

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

Results of Operations

For the three months ended June 30, 2000, as compared to the three months ended June 30, 1999

Revenues. Total revenues increased $441,172 to $656,350 in the three months ended June 30, 2000, from $215,178 in the three months ended June 30,1999. This increase was primarily attributable to an increase in License revenue due to an increase in the Synapse based product sales which was partially offset by a continued decrease in the sales of services, data collection equipment and maintenance due to the increased emphasis on the completion and sales of the Company's new core products, Synapse Manufacturing, Synapse EAI+, and Synapse B2B. The Company's strategy during 1998 and 1999 was to focus substantially all of the Company's efforts on completing and marketing it's core Synapse based products while recognizing that the strategy would result in a substantial reduction in the Company's service revenue during those periods. In addition to the reduction of service based business, as the first install of Synapse Manufacturing to a manufacturer of women's knitted hosiery neared completion, revenue from this customer substantially decreased.

Cost of Revenues. Total cost of revenues decreased $2,874 to $154,492 in the three months ended June 30, 2000, from $157,366 in the three months ended June 30, 1999. This decrease was attributable to decreases in direct travel costs associated with the service based business, network and communications costs and software amortization costs partially offset by increases in direct labor costs.

The cost of revenues as a percentage of total revenues was 24% and 73% in the three months ended June 30, 2000, and 1999, respectively. Accordingly, the gross margin was 76% and 27% in the three months ended June 30, 2000, and 1999, respectively.

Research and Development. Research and development costs increased $23,328 to $84,451 in the three months ended June 30, 2000, from $61,123 in the three months ended June 30, 1999. The Company released Version 2.0 of the Synapse Manufacturing System for general product availability at the end of the first quarter of 1999; therefore, additional development costs were expensed rather than capitalized. Research and development costs represented approximately 13% and 28% of total revenues for the three months ended June 30, 2000, and 1999, respectively.

General and Administrative. General and administrative expenses, including interest expense, increased $431,130 to $758,700 in the three months ended June 30, 2000, from $327,570 in the three months ended June 30, 1999. General and administrative expenses increased due to the addition of a Vice President of Sales and three clerical employees, general salary increases, related benefit costs, legal and accounting fees, consultant fees, and an increase in rent expense due to the increased office space leased in Columbia and for the lease of office space in Detroit, Michigan. General and administrative expenses, including interest expense, represented approximately 116% and 152% of total revenue in the three months ended June 30, 2000, and 1999, respectively.

Sales and Marketing. Sales and marketing expenses increased $260,351 to $336,973 in the three months ended June 30, 2000, from $76,622 in the three months ended June 30, 1999. This increase was attributable to increases in marketing salaries due to the addition of three sales representatives, depreciation expense for marketing equipment purchased, public relations and investor public relations awareness expenses, marketing travel and entertainment expenses as well as sales commissions earned. Sales and marketing expenses represented approximately 51% and 36% of total revenues in the three months ended June 30, 2000, and 1999, respectively.

Corporate and Other Related Non-Operating Items.
Interest income increased $61,951 in the quarter ended June 30, 2000, as a result of cash management on cash balances of the Company. The average interest rate earned by the Company was approximately 5.85%.

For the six months ended June 30, 2000, as compared to the six months ended June 30, 1999

Revenues. Total revenues increased $204,249 to $710,798 in the six months ended June 30, 2000, from $506,549 in the six months ended June 30,1999. This increase was primarily attributable to an increase in License revenue due to an increase in the Synapse based product sales which was partially offset by a continued decrease in the sales of services, data collection equipment and maintenance due to the increased emphasis on the completion and sales of the Company's new core products, Synapse Manufacturing, Synapse EAI+, and Synapse B2B. The Company's strategy during 1998 and 1999 was to focus substantially all of the Company's efforts on completing and marketing it's core Synapse based products while recognizing that the strategy would result in a substantial reduction in the Company's service revenue during these periods. In addition to the reduction of service based business, as the first install of Synapse Manufacturing to a manufacturer of women's knitted hosiery neared completion, revenue from this customer substantially decreased.

Cost of Revenues. Total cost of revenues increased $46,412 to $328,585 in the six months ended June 30, 2000, from $282,173 in the six months ended June 30, 1999. This increase was attributable to an increase in labor costs as well as an increase in the amortization of software costs due to the completion of Synapse Manufacturing 2.0 at the end of the first quarter of 1999.

The cost of revenues as a percentage of total revenues was 46% and 56% in the six months ended June 30, 2000, and 1999, respectively. Accordingly, the gross margin was 54% and 44% in the six months ended June 30, 2000, and 1999, respectively.

Research and Development. Research and development costs increased $60,595 to $126,730 in the six months ended June 30, 2000, from $66,135 in the six months ended June 30, 1999. The Company released Version 2.0 of the Synapse Manufacturing System for general product availability at the end of the first quarter of 1999; therefore, additional development costs were expensed rather than capitalized. Research and development costs represented approximately 18% and 13% of total revenues for the six months ended June 30, 2000, and 1999, respectively.

General and Administrative. General and administrative expenses, including interest expense, increased $850,441 to $1,439,132 in the six months ended June 30, 2000, from $588,691 in the six months ended June 30, 1999. General and administrative expenses increased due to the addition of a Vice President of Sales and three clerical employees, general salary increases, related benefit costs, legal and accounting fees, consultant fees, NASDAQ application fee and an increase in rent expense due to the increased office space leased in Columbia and for the lease of office space in Detroit, Michigan. General and administrative expenses, including interest expense, represented approximately 202% and 116% of total revenues in the six months ended June 30, 2000, and 1999, respectively.

Sales and Marketing. Sales and marketing expenses increased $437,026 to $546,291 in the six months ended June 30, 2000, from $109,265 in the six months ended June 30, 1999. This increase was attributable to increases in marketing salaries due to the addition of three sales representatives, depreciation expense for marketing equipment purchased, public relations and investor public relations awareness expenses , marketing travel and entertainment expenses as well as sales commissions earned. Sales and marketing expenses represented approximately 77% and 22% of total revenues in the six months ended June 30, 2000, and 1999, respectively.

Corporate and Other Related Non-Operating Items. Interest expense, increased $7,495 to $49,065 in the six months ended June 30, 2000, from $41,570 in the six months ended June 30, 1999. This increase was due to the net effect of the $1,250,000 convertible debenture in the third quarter of 1999, and the repayments of various other notes in 1999. Interest income increased $87,525 in the six months ended June 30, 2000, as a result of cash management on cash balances of the Company. The average interest rate earned by the Company was approximately 5.75%. Other income of $90,265 in the six months ended June 30, 2000, was the result of a gain related to the write-off of payable balances to vendors included in accounts payable. Management determined that accounts payable balances totaling $90,265 were no longer valid claims against the Company, and accordingly, reduced the payables balance.

Financial Condition at June 30, 2000

Cash and cash equivalents increased by $3,027,590 during the six months ended June 30, 2000.

Accounts receivable increased by $516,935 during the six months ended June 30, 2000, primarily reflecting an increase in Synapse based product license sales.

The $512,699 decrease in current liabilities during the six months ended June 30, 2000, is due to the partial use of funds from private placements on February 15, 2000, and March 8, 2000 and is due to the write off of certain accounts payables.

The Company's current assets exceeded its current liabilities at June 30, 2000, by $3,754,269.


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

In December, 1995, the Company entered into a factoring arrangement that was being administered as a short term borrowing arrangement collateralized by accounts receivable, which generally permitted borrowing of up to 75% of accounts receivable. This arrangement was terminated by the Company in March, 1999. In February, 1996, the Company entered into a loan for $180,000 collateralized by substantially all of the assets of the Company. This loan was retired in July of 1999.

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

In June 1998, the Company completed a private placement of five-year convertible notes in the amount of $500,000 and non-transferable share purchase warrants entitling the holders to purchase an aggregate of 541,000 common shares of the Company. The notes, which bear interest at 12% per year, may be converted into common shares of the Company at a conversion price of $0.923 per share during the first year and during each of the remaining four years of the term of the notes; a conversion price that is higher than the conversion price in the previous year by $0.175 per share. In June, 1999, $320,000 of the $500,000 convertible note was converted into 346,692 common shares at a conversion price of $0.923 per share. In November and December 1999, 259,680 shares were issued due to the exercise of non-transferable share purchase warrants at $1.061 per share. Additional non-transferable warrants were issued entitling the holders to purchase an aggregate of 259,680 common shares of the Company at $1.07 per share during the first year. In February, 2000, the balance of the $500,000 convertible note, $180,000, was converted into common shares at a conversion price of $1.098 per share. Also in February, 2000, 259,680 shares were issued due to the exercise of non-transferable share purchase warrants at $1.07 per share. Additional non-transferable warrants were issued entitling the holders to purchase an aggregate of 259,680 shares of the Company at $5.94 per share during the first year, $6.83 per share during the second year, $7.85 per share during the third year, $9.03 per share during the fourth year and $10.38 per share during the fifth year. In May and June, 2000, 281,320 shares were issued due to the exercise of non-transferable share purchase warrants at $1.061 per share.

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

In the second quarter of 1999, the Company issued Common Stock Purchase Warrants with accredited investors for the purchase of 1,000,000 shares of Common Stock, pursuant to which the Company received gross proceeds of $200,000.00. The warrants are exercisable at $1.00 per share during the term of this Agreement. In the fourth quarter of 1999, the Company received $200,000 in gross proceeds from the exercise of 200,000 of these warrants. A new Common Stock Warrant Agreement was issued for the purchase of the balance of 800,000 shares of Common Stock at $1.00 per share during the term of this Agreement or $0.75 per share if exercised prior to November 1, 2000. In the first quarter of 2000, the Company received a secured promissory note in the principal amount of $600,000 for the exercise of warrants for the purchase of 800,000 shares of the Company's Common Stock at $0.75 per share. The note matures March 2, 2002, and has an interest rate of 5% per annum.

In the third quarter of 1999, the Company completed a Private Placement Offering for an aggregate principal amount of $1,250,000 through a Convertible Debenture with an interest rate of 7% through July 1, 2000; 10% thereafter with a maturity date of January 1, 2002. In conjunction with the Convertible Debenture, the Company also entered into a Common Stock Purchase Warrant Agreement for the purchase of 1,850,000 shares of Common Stock. In the first quarter of 2000, the Company received a secured promissory note in the principal amount of $154,000 for the exercise of warrants for the purchase of 110,000 shares of the Company's Common Stock at $1.40 per share. The note matures March 2, 2002, and has an interest rate of 5% per annum.

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

The Company expects that the proceeds from its capital raising activities along with revenues generated from operations along with its current cash equivalents will be adequate to meet the Company's projected working capital and other cash requirements for at least the next twelve months.

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

Net cash used in operating activities was approximately $2,587,700 during the six months ended June 30, 2000, as compared to approximately $1,134,100 during the six months ended June 30, 1999. The increase in cash used in operating activities was mainly due to an increase in the net loss, an increase in customer accounts receivable, an increase in prepaid expenses and a decrease in current liabilities

Net cash used by investing activities was approximately $34,700 during the six months ended June 30, 2000, as compared to net cash used of approximately $64,000 during the six months ended June 30, 1999. The net cash used was due to the purchase of equipment and software offset by the payoff of a related party note receivable.

Net cash provided by financing activities was approximately $5,650,000 during the six months ended June 30, 2000, as compared to approximately $1,190,500 during the six months ended June 30, 1999. The net cash provided by financing activities resulted primarily from the completion of private placements of approximately $4,872,000, the receipt of approximately $806,900 from the exercise of Common Stock options and warrants offset by payments on the Company's short-term debt.


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

As of June 30, 2000, the Company has not, nor does it expect to, incur any material costs associated with the year 2000.

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

Item 2  Changes in Securities

During the three months ended June 30, 2000, the securities identified below were issued by the Company without registration under the Securities Act of 1933, as amended (the "1933 Act"). In each case, all of the securities were issued pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the 1933 Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that each purchaser was given or had access to detailed financial and other information with respect to the Company and possessed requisite financial sophistication.

In the second quarter of 2000, the Company received $298,480 in gross proceeds from two private investors from the exercise of warrants for the purchase of 281,320 shares of the Company's Common Stock at $1.061 per share.

Item 3  Defaults Upon Senior Securities

         This item is not applicable.

Item 4  Submission of Matters to Vote of Security Holders

         (a) The Company's annual meeting of the shareholders was held on April 28, 2000.

         (b) Matters approved at the meeting:

           (i) Election of Directors:

                                                            Number of Shares
                                                            ----------------
               Nominees                      For          Abstain      Against
                                             ---          -------      -------

               Stuart E. Massey           8,121,594        1,725          0
               Russell C. King, Jr.       8,121,594        1,725          0
               R. Michael Campbell        8,118,594        4,725          0

           (ii) Proposal to ratify amendment to the Company's stock option plan:

                                    For              Abstain           Against
                                    ---              -------           -------

                                 8,106,494              0               16,825

           (iii) Proposal to ratify the appointment of Scott McElveen, LLP, as the Company's independent auditors for the fiscal year ending December 31, 2000.

                                    For              Abstain           Against
                                    ---              -------           -------

                                 8,113,694            9,625               0

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


Date:  July 25, 2000