Form 10QSB
period 2000-09-30
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2000-11-14
CIK 1040863

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark one)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2000

( )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transaction period from: _______________   to   ________________

Commission File number:  0-24031

                 Integrated Business Systems and Services, Inc.
        (Exact name of small business issuer as specified in its charter)

          South Carolina                                         57-0910139
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                  115 Atrium Way, Suite 228, Columbia, SC 29223
                    (Address of principal executive offices)

                                 (803) 736-5595
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last report)

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

14,242,869 shares of no par value common stock outstanding at September 30, 2000

Transitional Small Business Disclosure Format (check one)     (  ) YES  (X)  NO

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I   FINANCIAL INFORMATION

         Item 1   Financial Statements

                  Balance Sheets - September 30, 2000, and
                  December 31, 1999                                         3

                  Statements of Operations for the three months and the
                  nine months ended September 30, 2000, and 1999,
                  respectively                                              4

                  Statements of Cash Flows for the nine months
                  ended September 30, 2000, and 1999, respectively          5

                  Notes to Consolidated Financial Statements                6

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           7 - 12

PART II  OTHER INFORMATION

         Items 1 - 6                                                       13

SIGNATURES                                                                 14

                          PART 1 FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS


                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                                 BALANCE SHEETS

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     2000              1999
                                                 (UNAUDITED)         (AUDITED)
                                              ----------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                   $ 1,617,154         $   82,996
     Accounts receivable                             634,044             91,638
     Investments                                      50,000                  0
     Related party note receivable                         0            183,680
     Interest receivable                              35,966                  0
     Unbilled revenue                                 28,885             28,885
     Notes receivable                                 30,000                  0
     Other prepaid expenses                           84,823             50,426
                                              ----------------------------------

Total current assets                               2,480,872            437,625
Capitalized software costs, net                      641,797            768,001
Property and equipment, net                          457,568            155,654
Related party receivable                              78,449             82,944
Other assets                                           4,128              2,793
                                              ----------------------------------

Total assets                                     $ 3,662,814       $  1,447,017
                                              ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Notes payable                               $         0       $     28,976
     Accounts payable                                 50,764            129,223
     Accrued liabilities
       Accrued compensation and benefits             110,020             63,767
       Accrued payroll taxes                           6,694            305,402
       Other                                          70,167            107,703
     Deferred revenue                                 35,364             88,273
                                              ----------------------------------

Total current liabilities                            273,009            723,344
Long-term debt, net of current portion             1,250,000          1,250,000
Subordinated debt                                          0            180,000
                                              ----------------------------------
Total liabilities                                  1,523,009          2,153,344

Commitments and contingencies                             --                 --
Stockholders' equity (deficiency):
     Common shares, voting, no par value,
     100,000,000 shares authorized,
     14,242,869 and 10,537,635 shares
     outstanding at September 30, 2000, and
     December 31, 1999, respectively              10,825,011          4,142,098
     Notes receivable - stock                       (944,800)          (190,800)
     Accumulated deficit                          (7,740,406)        (4,657,625)
                                              ----------------------------------
Total shareholders' equity (deficiency)            2,139,805           (706,327)
                                              ----------------------------------

Total liabilities and shareholders'
  equity (deficiency)                            $ 3,662,814       $  1,447,017
                                              ==================================

   The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS                         NINE MONTHS
                                                       ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                               ----------------------------------- -------------------------------------
                                                      2000             1999               2000               1999
                                               ----------------------------------- -------------------------------------
REVENUES

Services and other income                       $     80,080        $   44,860         $  246,700        $   459,507
Hardware sales                                             0                25                  0              2,551
Software licensing                                         0             1,853            500,000              7,411
Maintenance                                           38,888            38,748             83,065            122,565
                                               ----------------------------------- -------------------------------------

     Total revenues                                  118,968            85,486            829,765            592,034
                                               ----------------------------------- -------------------------------------

OPERATING EXPENSES

Cost of revenues                                     249,799           105,029            578,384            387,202
Research and development costs                        60,569           248,907            187,299            315,041
General and administrative                           892,138           270,545          2,282,206            817,667
Sales and marketing                                  463,819            91,669          1,010,109            200,935
                                               ----------------------------------- -------------------------------------

     Total operating expenses                      1,666,325           716,150          4,057,998          1,720,845
                                               ----------------------------------- -------------------------------------

     Loss from operations                         (1,547,357)         (630,664)        (3,228,233)        (1,128,811)

OTHER INCOME (EXPENSE)

Interest expense                                     (36,252)          (22,940)           (85,317)           (64,509)
Interest income                                       51,440             2,936            140,284              4,254
Other income                                               5                 0             90,485              6,582
                                               ----------------------------------- -------------------------------------

     Total                                            15,193           (20,004)           145,452            (53,673)
                                               ----------------------------------- -------------------------------------

     Net loss                                   $ (1,532,164)      $  (650,668)      $ (3,082,781)     $  (1,182,484)
                                               =================================== =====================================

Earnings (loss) per share:
                                               ----------------------------------- -------------------------------------
     Basic and diluted                          $      (0.11)        $   (0.07)         $   (0.23)        $    (0.13)
                                               =================================== =====================================

                                               ----------------------------------- -------------------------------------
Weighted average common shares outstanding        14,218,996         9,459,089         13,227,941          9,081,544
                                               =================================== =====================================


    The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             NINE MONTHS
                                                                                          ENDED SEPTEMBER 30,
                                                                                -------------------------------------
                                                                                         2000               1999
                                                                                -------------------------------------
OPERATING ACTIVITIES
Net loss                                                                           $ (3,082,781)     $  (1,182,484)
Adjustments to reconcile net loss to cash used in operating activities:
  Depreciation/amortization                                                              62,086             44,471
  Amortization of software costs                                                        126,204             95,070
  Write-off of accounts payable                                                         (90,285)                 0
Changes in assets and liabilities
    Investments                                                                         (50,000)                 0
    Accounts receivable                                                                (542,406)           (82,251)
    Interest receivable                                                                 (35,966)            (2,077)
    Unbilled revenue                                                                          0             (1,468)
    Notes receivable                                                                    (30,000)                 0
    Prepaid commissions                                                                       0            (50,000)
    Prepaid expenses and other assets                                                   (35,732)           (41,920)
    Accounts payable                                                                     11,826            (36,281)
    Accrued expenses                                                                   (289,992)          (666,158)
    Deferred revenue                                                                    (52,909)           (65,952)
                                                                                -------------------------------------
Cash used in operating activities                                                    (4,009,955)        (1,989,050)
                                                                                -------------------------------------
INVESTING ACTIVITIES
Purchases of property and equipment, net                                               (364,000)           (25,758)
Capitalized internal software development costs                                               0            (52,144)
Related party note receivable                                                           183,680                  0
Related party receivable                                                                  4,495                  0
                                                                                -------------------------------------
Cash used in investing activities                                                      (175,825)           (77,902)
                                                                                -------------------------------------

FINANCING ACTIVITIES
Payments on notes payable, net                                                          (28,976)           (99,852)
Proceeds from long-term debt                                                                  0          1,250,000
Payments on long-term debt                                                                    0            (42,000)
Sale of common shares                                                                 4,872,067          1,156,922
Proceeds from exercise of common stock options and warrants                             876,847             15,644
Payable to a related party, net                                                               0            (15,300)
                                                                                -------------------------------------
Cash provided by financing activities                                                 5,719,938          2,265,414
                                                                                -------------------------------------

Net increase in cash                                                                  1,534,158            198,462
Cash and cash equivalents at beginning of period                                         82,996             16,593
                                                                                -------------------------------------
Cash and cash equivalents at end of period                                          $ 1,617,154        $   215,055
                                                                                =====================================


   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete Financial Statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for year ended December 31, 1999.

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

Results of Operations

For the three months ended September 30, 2000, as compared to the three months ended September 30, 1999

Revenues. Total revenues increased $33,482 to $118,968 in the three months ended September 30, 2000, from $85,486 in the three months ended September 30,1999. This increase was primarily attributable to an increase in Service revenue due to an increase in the Synapse based product sales.

Cost of Revenues. Total cost of revenues increased $144,770 to $249,799 in the three months ended September 30, 2000, from $105,029 in the three months ended September 30, 1999. This increase was attributable to increases in direct labor costs due to an approximate 50% increase in the number of employees in the development, design, production and project management areas.

The cost of revenues as a percentage of total revenues was 210% and 123% in the three months ended September 30, 2000, and 1999, respectively. Accordingly, the gross margin was (110%) and (23%) in the three months ended September 30, 2000, and 1999, respectively.

Research and Development. Research and development costs decreased $188,338 to $60,569 in the three months ended September 30, 2000, from $248,907 in the three months ended September 30, 1999. The Company released Version 2.0 of the Synapse Manufacturing System for general product availability at the end of the first quarter of 1999; therefore, additional development costs were expensed rather than capitalized. Research and development costs represented approximately 51% and 291% of total revenues for the three months ended September 30, 2000, and 1999, respectively.

General and Administrative. General and administrative expenses, including interest expense, increased $634,905 to $928,390 in the three months ended September 30, 2000, from $293,485 in the three months ended September 30, 1999. General and administrative expenses increased due to the addition of a Vice President of Sales, a Chief Financial Officer and General Counsel, a Systems Engineer and three clerical employees, general salary increases, related benefit costs, employment recruitment and placement costs, as well as increases in internet expense, governance fees, professional and consultant fees, depreciation expense, interest expense and an increase in rent expense due to the increased office space leased in Columbia and for the lease of office space in Detroit, Michigan. General and administrative expenses, including interest expense, represented approximately 780% and 343% of total revenues in the three months ended September 30, 2000, and 1999, respectively.

Sales and Marketing. Sales and marketing expenses increased $372,150 to $463,819 in the three months ended September 30, 2000, from $91,669 in the three months ended September 30, 1999. This increase was attributable to increases in marketing salaries due to the addition of three sales representatives, a sales support engineer and a business development specialist as well as increases in brochures and collateral material, dues and subscriptions, public relations, investor public relations awareness expenses, telephone, travel and entertainment expenses and a reclassification of prepaid commissions. Sales and marketing expenses represented approximately 390% and 107% of total revenues in the three months ended September 30, 2000, and 1999, respectively.

Corporate and Other Related Non-Operating Items. Interest income increased $48,504 in the quarter ended September 30, 2000, as a result of cash management on cash balances of the Company. The average interest rate earned by the Company was approximately 6.00%.

For the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999

Revenues. Total revenues increased $237,731 to $829,765 in the nine months ended September 30, 2000, from $592,034 in the nine months ended September 30, 1999. This increase was primarily attributable to an increase in License revenue due to an increase in the Synapse based product sales which was partially offset by a continued decrease in the sales of services, data collection equipment and maintenance due to the increased emphasis on the completion and sales of the Company's new core products, Synapse Manufacturing, Synapse EAI+, and Synapse B2B. The Company's strategy during 1998 and 1999 was to focus substantially all of the Company's efforts on completing and marketing it's core Synapse based products while recognizing that the strategy would result in a substantial reduction in the Company's service revenue during these periods. In addition to the reduction of service based business, as the first install of Synapse Manufacturing to a manufacturer of women's knitted hosiery neared completion, revenue from this customer substantially decreased.

Cost of Revenues. Total cost of revenues increased $191,182 to $578,384 in the nine months ended September 30, 2000, from $387,202 in the nine months ended September 30, 1999. This increase was attributable to an increase in direct labor costs due to an approximate 50% increase in the number of employees in the development, design, production and project management areas as well as an increase in the amortization of software costs due to the completion of Synapse Manufacturing 2.0 at the end of the first quarter of 1999.

The cost of revenues as a percentage of total revenues was 70% and 65% in the nine months ended September 30, 2000, and 1999, respectively. Accordingly, the gross margin was 30% and 35% in the nine months ended September 30, 2000, and 1999, respectively.

Research and Development. Research and development costs decreased $127,742 to $187,299 in the nine months ended September 30, 2000, from $315,041 in the nine months ended September 30, 1999. The Company released Version 2.0 of the Synapse Manufacturing System for general product availability at the end of the first quarter of 1999; therefore, additional development costs were expensed rather than capitalized. Research and development costs represented approximately 23% and 53% of total revenues for the nine months ended September 30, 2000, and 1999, respectively.

General and Administrative. General and administrative expenses, including interest expense, increased $1,485,347 to $2,367,523 in the nine months ended September 30, 2000, from $882,176 in the nine months ended September 30, 1999. General and administrative expenses increased due to the addition of a Vice President of Sales, a Chief Financial Officer and General Counsel, a Systems Engineer and three clerical employees, general salary increases, related benefit costs, employment recruitment and placement costs, as well as increases in internet expense, governance fees including Nasdaq application fees, professional and consultant fees, depreciation expense, interest expense and an increase in rent expense due to the increased office space leased in Columbia and for the lease of office space in Detroit, Michigan. General and administrative expenses, including interest expense, represented approximately 285% and 149% of total revenues in the three months ended September 30, 2000, and 1999, respectively.

Sales and Marketing. Sales and marketing expenses increased $809,174 to $1,010,109 in the nine months ended September 30, 2000, from $200,935 in the nine months ended September 30, 1999. This increase was attributable to increases in marketing salaries due to the addition of three sales representatives, a sales support engineer and a business development specialist as well as increases in brochures and collateral material, dues and subscriptions, public relations, investor public relations awareness expenses, telephone, travel and entertainment expenses and a reclassification of prepaid commissions. Sales and marketing expenses represented approximately 122% and 34% of total revenues in the three months ended September 30, 2000, and 1999, respectively.

Corporate and Other Related Non-Operating Items. Interest expense increased $20,808 to $85,317 in the nine months ended September 30, 2000, from $64,509 in the nine months ended September 30, 1999. This increase was due to the net effect of the $1,250,000 convertible debenture in the third quarter of 1999, and the repayments of various other notes in 1999. Interest income increased $136,030 in the nine months ended September 30, 2000, as a result of cash management on cash balances of the Company. The average interest rate earned by the Company was approximately 5.85%. Other income of $90,485 in the nine months ended September 30, 2000, was primarily the result of a gain related to the write-off of payable balances to vendors included in accounts payable. Management determined that accounts payable balances totaling $90,265 were no longer valid claims against the Company, and accordingly, reduced the payables balance.

Financial Condition at September 30, 2000

Cash and cash equivalents increased by $1,534,158 during the nine months ended September 30, 2000.

Accounts receivable customers increased by $542,406 during the nine months ended September 30, 2000, primarily reflecting an increase in Synapse based product license sales.

The $450,335 decrease in current liabilities during the nine months ended September 30, 2000, is due to the partial use of funds from private placements on February 15, 2000, and March 8, 2000, and due to the write off of certain accounts payables.

The Company's current assets exceeded its current liabilities at September 30, 2000, by $2,207,863.


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

During 1997, the Company received approximately $1,540,000 in net proceeds (after deduction of commissions and offering costs) from the sale of 3,800,000 shares of its Common Stock, of which approximately $1,220,000 was received through the Company's initial public offering in November, 1997, and approximately $320,000 was received from a private offering in June of 1997. The Company used a portion of these proceeds to repay debt of approximately $320,000. In addition, in November, 1997, convertible debt issued by the Company in March, 1997 in the principal amount of $116,700 was converted into shares of Common Stock.

During 1998 and 1999, the Company received approximately $288,400 and $43,500, respectively, in gross proceeds from the exercise of warrants for the purchase of 430,000 and 56,000 shares, respectively, of the Company's Common Stock.

In June 1998, the Company completed a private placement of five-year convertible notes in the amount of $500,000 and non-transferable warrants entitling the holders to purchase an aggregate of 541,000 shares of common stock of the Company. The notes, which bore interest at 12% per year, were converted in 1999 and 2000 into 346,692 and 163,934 shares, respectively, of common stock of the Company. In November and December, 1999, 259,680 shares were issued upon the partial exercise of the warrants and additional warrants were issued entitling the holders to purchase an aggregate of 259,680 shares of the Company. In February, 2000, 259,680 shares were issued upon the exercise of these warrants and additional warrants were issued entitling the holders to purchase an aggregate of 259,680 shares of the Company at $5.94 per share during the first year, $6.83 per share during the second year, $7.85 per share during the third year, $9.03 per share during the fourth year and $10.38 per share during the fifth year. In May and June, 2000, 281,320 shares were issued upon the partial exercise of these warrants.

In the first quarter of 1999, the Company completed a private placement of 800,000 shares of Common Stock and two-year warrants for the purchase of 80,000 shares of Common Stock, pursuant to which the Company received gross proceeds of $800,000. In February, 2000, the Company received gross proceeds of $80,000 from the exercise of 80,000 of these warrants.

In the first quarter of 1999, the Company completed a private placement of 60,000 shares of Common Stock and two-year warrants for the purchase of 6,000 shares of Common Stock, pursuant to which the Company received gross proceeds of $60,000. Under the terms of this private placement, the Company also issued 1,800 shares of Common Stock as finder's fees. In August, 2000, the Company received gross proceeds of $6,250 from the exercise of 5,000 of these warrants.

In the second quarter of 1999, the Company completed a private placement of Common Stock Purchase Warrants for the purchase of 1,000,000 shares of Common Stock, at $1.00 per share pursuant to which the Company received gross proceeds of $200,000. In the fourth quarter of 1999, the Company received $200,000 in gross proceeds from the exercise of 200,000 of these warrants. A new Common Stock Warrant Agreement was issued for the purchase of the balance of 800,000 shares of Common Stock at $1.00 per share or $0.75 per share if exercised prior to November 1, 2000. In the first quarter of 2000, the Company received a secured promissory note in the principal amount of $600,000 for the exercise of warrants for the purchase of 800,000 shares of the Company's Common Stock at $0.75 per share. The note has an interest rate of 5% per annum. The note matures on the earlier of the date five days following written notice from the Company to the note holder of the declaration of any registration with the Securities and Exchange Commission of the shares under the warrants, or March 2, 2002.

In the third quarter of 1999, the Company completed a private placement for an aggregate principal amount of $1,250,000 through a Convertible Debenture with an interest rate of 7% through July 1, 2000; 10% thereafter with a maturity date of January 1, 2002. In conjunction with the Convertible Debenture, the Company also entered into a Common Stock Purchase Warrant Agreement for the purchase of 1,850,000 shares of Common Stock. In the first quarter of 2000, the Company received a secured promissory note in the principal amount of $154,000 for the exercise of warrants for the purchase of 110,000 shares of the Company's Common Stock. The note has an interest rate of 5% per annum. The note matures on the earlier of the date five days following written notice from the Company to the note holder of the declaration of any registration with the Securities and Exchange Commission of the shares under the warrants, or March 2, 2002.

In the first quarter of 2000, the Company completed a private placement of 250,000 units for $8.00 per unit for aggregate proceeds of $2,000,000. Each unit consisted of two shares of Common Stock and a detachable three-year warrant for the purchase of one share of Common Stock. The warrants are exercisable at $5.00 per share during the first year following their issuance, $6.00 per share during the second year following their issuance, and at $6.50 per share during the third year following their issuance

In the first quarter of 2000, the Company completed a private placement of 300,000 units for $10.00 per unit for aggregate proceeds of $3,000,000. Each unit consisted of four shares of Common Stock, and a detachable Class A five-year warrant for the purchase of one share of Common Stock and a detachable Class B five-year warrant for the purchase of one share of Common Stock. The Class A and Class B warrants are exercisable at $2.50 and $3.50 per share, respectively.

The Company expects that the proceeds from its capital raising activities along with revenues generated from operations will be adequate to meet the Company's projected working capital and other cash requirements for at least the next twelve months.

The Company entered into a lease agreement for its principal executive offices effective November 1, 1999, for a 5 year period with an option to renew for one 5-year period at market rates. The lease is for 18,124 square feet of office space at a base rent of $276,391 for the first year. The second year base rent increases to $280,922. The third through fifth year base rent increases to $285,453. The Company entered into a lease addendum effective March 1, 2000, and continuing in effect through the existing lease term of October 31, 2004. This addendum is for 1,350 square feet of office space making the office space 19,474 square feet at a base rent of $296,978 for the first year. The second year base rent increases to $301,847. The third through fifth year base rent increases to $306,716.

Net cash used in operating activities was approximately $4,010,000 during the nine months ended September 30, 2000, as compared to approximately $1,989,000 during the nine months ended September 30, 1999. The increase in cash used in operating activities was mainly due to an increase in the net loss, an increase in customer accounts receivable, an increase in prepaid expenses and a decrease in current liabilities.

Net cash used by investing activities was approximately $175,800 during the nine months ended September 30, 2000, as compared to net cash used of approximately $77,900 during the nine months ended September 30, 1999. The net cash used was due to the purchase of equipment and software offset by the payoff of a related party note receivable.

Net cash provided by financing activities was approximately $5,719,900 during the nine months ended September 30, 2000, as compared to approximately $2,265,400 during the nine months ended September 30, 1999. The net cash provided by financing activities resulted primarily from the completion of private placements of approximately $4,872,000, the receipt of approximately $876,800 from the exercise of Common Stock options and warrants offset by payments on the Company's short-term debt.

Advisory Note Requiring Forward-looking Statements

This form 10-QSB contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Form 10-QSB that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations include, among other things, the risks associated with start-up losses, liquidity problems, uncertainty of revenues, markets, profitability and the need for additional funding; the risks that the Company may be unable to raise additional capital through private financings, debt or equity offerings or collaborative arrangements with others on acceptable terms; intense competition from a variety of competitors with greater resources and market acceptance; the Company's limited experience in assembling a sales and marketing team and strategy; the potential need to make continuing significant investments in software development in response to rapidly evolving technologies and technological shifts; the risks associated with the potential loss of one or more key customers of the Company; the Company's dependence upon key personnel; the challenges and uncertainties in the implementation of the Company's expansion and development strategies; and other factors described in other reports filed by the Company with the Securities and Exchange Commission.

                                     PART II
                                OTHER INFORMATION

Item 1   LEGAL PROCEEDINGS

         The Company is not party to any pending litigation.

Item 2   CHANGES IN SECURITIES

         In the third quarter of 2000, the Company received $56,250 in gross proceeds from two private investors from the exercise of warrants for the purchase of 55,000 shares of the Company's Common Stock. The exercise price for 50,000 shares was $1.00 per share and the exercise price for 5,000 shares was $1.25 per share. All of the securities were issued pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that each purchaser was given or had access to detailed financial and other information with respect to the Company and possessed requisite financial sophistication.



Item 3   DEFAULTS UPON SENIOR SECURITIES

         This item is not applicable.

Item 4   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders of the Company during the third quarter of fiscal year 2000.

Item 5   OTHER INFORMATION

         This item is not applicable.

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         A Form 8-K dated July 25, 2000 was filed to report the announcement of an agreement with Symbol Technologies; the appointment of a new Chief Financial Officer and General Counsel; the certification of Synapse EAI+(TM) for EIGNER PARTNER'S axalant(TM) software; the filing of a patent application for Synapse technology; and the strategic alliance between the Company and BRAIN North America, Inc.

         A Form 8-K dated August 9, 2000 was filed to reflect the Company's notification that its Common Stock was approved for listing on the Nasdaq National Market System.

         A Form 8-K dated October 30, 2000 was filed to report the announcement of an arrangement between the Company and Sun Developer Connection(SM) Program.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.

Integrated Business Systems and Services, Inc.
                 (Registrant)


/s/ Harry P. Langley
----------------------------------------------
Harry P. Langley
President, Treasurer, Chief Executive
Officer and Chairman of the Board



Date: November 14, 2000