Form 10KSB
period 2000-12-31
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2001-04-16
CIK 1040863

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________

Commission File Number:  0-24031


                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
            ---------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


         South Carolina                                  57-0910139
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
 Incorporation or Organization)

115 Atrium Way, Suite 228, Columbia, SC                    29223
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

                                 (803) 736-5595
     ----------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended December 31, 2000, the issuer's most recent fiscal year end, were $2,382,068.

The aggregate market value of voting stock held by non-affiliates of the issuer on March 16, 2001 was approximately $28,952,701.*

The number of shares outstanding of the issuer's common stock, no par value, was 14,394,869 at March 16, 2001.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Proxy Statement in connection with its 2001 Annual Meeting of Shareholders (Part III).

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

------------
* Calculated by excluding all shares held by officers, directors and controlling shareholders of issuer without conceding that all such persons are "affiliates" of issuer for purposes of the federal securities laws.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                              INDEX TO FORM 10-KSB




         PART I                                                             PAGE

Item 1.  Description of Business..............................................3

Item 2.  Description of Property.............................................22

Item 3.  Legal Proceedings...................................................22

Item 4.  Submission of Matters to a Vote of Security Holders.................22



         PART II

Item 5.  Market for Common Equity and Related Stockholder Matters............22

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................24

Item 7.  Financial Statements................................................29

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................29



         PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...................29

Item 10. Executive Compensation..............................................29

Item 11. Security Ownership of Certain Beneficial Owners and Management......29

Item 12. Certain Relationships and Related Transactions......................29

Item 13. Exhibits and Reports on Form 8-K....................................29

                                     PART I


Advisory Note Regarding Forward-Looking Statements

         Some of the statements contained in this report on Form 10-KSB constitute forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the preceding statements, our use of the words "believe(s)," "anticipate(s)," "expect(s)," "plan(s)," "intend(s)," and similar expressions are intended to identify forward-looking statements.

         We caution readers of this report that these forward-looking statements involve a number of known and unknown risks and other factors that may cause our actual results to be materially different from those contemplated by these forward-looking statements. Factors which could cause actual results to differ from expectations include, among other things, the factors set forth below under the caption "Factors That May Affect Our Operating Results" and other factors set forth elsewhere in this document and in our other periodic reports and filings that we make with the Securities and Exchange Commission. Unless required by law, we do not undertake any obligation to publicly revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.


Item 1.  Description of  Business


General Overview

         Integrated Business Systems and Services, Inc. ("IBSS" or the "Company") is a national provider of infrastructure software that applies a new, more cost-effective approach in systems integration and application development technologies for large manufacturing and service industries. Our software is currently enabling businesses in multiple industries throughout the country to monitor and integrate the real-time flow of their mission-critical operating information more rapidly and cost-effectively than any other currently available integration products.

         Synapse is our internally-developed, patent-pending software that is the core of our ever expanding suite of Synapse-based products. We generate our revenues primarily through the licensing, installation and servicing of these products. Unlike the traditional object-oriented custom programming associated with our competitors' products, Synapse utilizes a novel, highly flexible and adaptable, rules-based architecture. We believe this architecture makes Synapse especially well-suited for the growing number of businesses that have been unable to effectively overcome the substantial time and cost hurdles they face in attempting to streamline and monitor their flow of real-time transaction information. Most large enterprises need this information flow to occur seamlessly and instantaneously, both internally, through their already installed and typically incompatible, multi- system operations, and externally, through the systems of their vendors, customers and other trading partners. IBSS and our specially-developed Synapse applications provide turn-key solutions to address these needs.

         In addition to being more easy-to-implement, more flexible, and more fully scalable than the systems currently offered by our competitors, we believe that one of Synapse's most distinguishing advantages is its demonstrated ability to allow businesses to avoid the significant time and expense of having to change their existing business processes and legacy systems solely in order to accommodate the installation of the applications offered by our competitors.

         Our growth strategy seeks to use Synapse to rapidly capitalize on the absence in the current technology markets of a connectivity and tracking solution that is as affordable, as easy-to-implement, and as fully-scalable as our Synapse software engine. Our current line of Synapse-based products includes:

         o Synapse Manufacturing (TM) - providing manufacturing plant automation, such as shop floor tracking and data collection, for customers that have already installed or may be planning to install enterprise resource planning (ERP) systems.

         o Synapse B2X (TM) - providing seamless integration between disparate systems and applications, making it especially suited for application service provider (ASP) enablement and for integrating a customer's internal applications with its external supply chain.

         o Synapse for Printing (TM) - providing a fully integrated, turn-key approach for the printing industry's publishing and distribution processes, including web-based, front-end ordering and interface capabilities with any high volume printing equipment and legacy application software.

         o Synapse EAI+ (TM) - providing enterprise modeling and application integration suitable for multiple industries.

         During the past eighteen months, we have won contracts with organizations in multiple industries, including the following:

         o Furniture - Berkline Corporation, a subsidiary of Lifestyles Furnishings International, Ltd.

         o        Automotive - Reeves Brothers and BRAIN North America, Inc.

         o        Textile and Apparel - Fruit of the Loom and Americal
                  Corporation

         o        Human Resources - WilCam Systems

         o        Printing - Oregon State Printing

         While we remain pleased by the strong acceptance of our Synapse software by these organizations, we recognize that its capabilities extend far beyond their respective industry groups.

         During the same eighteen-month period, we have also established or strengthened our strategic relationships with a variety of national systems integrators (The Thomas Group and The Silenas Group), application software vendors (Eigner+Partner and BRAIN North America, Inc.), infrastructure technology vendors (Symbol Technologies, Inc., AT&T and Sun Microsystems, Inc.), and automotive engineering research institutions (Oakland University in Detroit).

         Our common stock is listed on the Nasdaq National Market under the symbol "IBSS". We were founded in South Carolina in 1990 to provide software consulting and related services to the manufacturing industry. Since that time, we have evolved from being a pure service provider to becoming a much more product oriented enterprise. In this connection, we note that the Synapse systems which comprise the fundamental core of our current product-driven revenues were only released to the market in late 1999.

         Our principal executive offices are located at 115 Atrium Way, Suite 228, Columbia, South Carolina, 29223 where our telephone number is (803) 736-5595. We also maintain an office in Detroit, Michigan.


Inadequacy of Existing Approaches to Systems Connectivity Challenges

         The Problem

         As manufacturing and service industries have grown, they have been forced by market demands to integrate "islands of computerization" into total systems that access and deploy data from multiple vendors, customers, geographically dispersed physical plants, distribution centers, and the Internet. As most large enterprises have sought to integrate all of their computer systems, databases and applications, they frequently have encountered within their own organizations a confusing tangle of mainframes, client-servers, customer relationship software, human resource applications and the like.

         From a cost and ease-of-use perspective, each of these enterprises faces the daunting challenge of attempting to maintain their legacy systems, while still wanting these systems seamlessly and instantaneously to talk with and perform functions with one another. This challenge is heightened even more by the rapid changes occurring in commercial markets. These changes include the recent shift toward more industry consolidations, the emergence of more electronic trading partners and trading exchanges, the increase in collaborative manufacturing and distribution arrangements, and the growing demands for more collaborative product development and customer relationship management systems. All of these changes are characterized by the parallel changes occurring in the business process rules which must be applied to an open-ended number of electronic systems.

         The Competition's Response

         For the most part, our competitors have responded to these changing environments through their offerings of highly customized, traditional object-oriented software "patches" and e-commerce bridges. Most of these solutions are characterized by their reliance on older technological paradigms that employ rigid, complicated standards for describing and tracking transactions. The installation of our competitors' solutions has necessitated disruptive and expensive system conversions which are typically characterized by lengthy implementation delays, frequent computer crashes, and ongoing management headaches. Moreover, these traditional approaches, with their reliance on custom programming, have required high and costly levels of maintenance and significant retooling with each software upgrade or newly integrated application.

         Consequently, the costly implications of traditional methods of systems integration have presented a significant barrier to many businesses, and have not effectively enabled aggregation of fragmented industries, which is where a major source of efficiency in an industry is gained. These businesses are left to deal with their existing paper-based or semi-automated processes. These processes are costly, time consuming and complex, and often include the re-keying of information, lengthy approval cycles and significant involvement of financial and administrative personnel. Moreover, the lack of effective systems integration often results in fulfillment delays to end-users, leading to productivity losses.

         The Needed Response

         We believe that to achieve the most effective systems integration solution, businesses need a user-friendly software engine whose architecture is capable of defining and maintaining an entire business topology in "business processing" terms rather than in traditional "programmer terms." The system must be flexible enough to meet the unique business process requirements of a large enterprise and must be highly scalable, reliable and rapidly deployable. It must also take advantage of an organization's existing investments in information technologies by working with and connecting to multiple financial, human resource and enterprise resource planning systems. Finally, it must substantially shorten the "time-to-benefit" for the customer, meaning the time from the point of recognizing the problem to the time of receiving the benefits of a vendor's fully-installed solution. We believe that we have successfully developed this system through the new architecture of Synapse, a software that offers comprehensive application and enterprise modeling and reacts in business terms, not programmer terms.


The Synapse Solution

         Using our patent-pending software, Synapse, we are able to model the enterprise and its business processes directly, allowing third party systems, such as enterprise resource planning, supply chain and Web portals, to be more loosely coupled. With Synapse, we have also substantially eliminated the need for costly, difficult-to-maintain custom programming. Through its use of a novel, broadly applicable rules-based approach (versus the traditionally inflexible object-oriented programming approach), Synapse integrates both new and legacy systems of all kinds for customers in virtually any industry where real-time information in a constantly changing business environment has strategic value. We are currently focusing our Synapse-based offerings through the following four modules:

         o         Dynamic Manufacturing Solutions

         o         B2X Integration

         o         Web-Based Applications

         o         ASP Enablement

         Today's technology marketplace offers a myriad of software products that attempt to deliver one or more of these capabilities. We believe that none is as responsive or as cost effective as our Synapse-based products to implement, maintain, extend and modify in a dynamic business environment.

The Synapse Advantages

         Synapse is unique among competing applications infrastructure software technologies. This is due in part to the fact that Synapse is completely self-contained and fully-distributed. This means that it does not require the use of other third party supporting software in order to deliver the desired application, and by being fully distributed, any business using it is able to instantaneously update its entire system through a single hosting site.

         Synapse provides the following advantages to organizations in integrating their business systems, applications and processes, both internally and with their external electronic relationships:

         Cost-Effectiveness

         Synapse is more cost-effective than other integration and e-business solution products. This is evidenced by the recent contract wins we have achieved to implement Synapse at Fruit of the Loom and at Oregon State Printing. Although cost is one of the most important factors in the selection of a technology vendor, the additional attributes of Synapse, as outlined in this report, together with its cost-effectiveness, provide us with a significant competitive advantage.

         Flexibility

         Synapse is highly flexible, enabling easy customization. This is of great importance to businesses because they want solutions congruent to their existing business needs, without requiring a change in their business processes solely to conform to "plain vanilla" solutions that are provided by traditional and competing integration products.

         Adaptability

         Synapse is highly-adaptable, extendable and re-configurable to the changing business needs of organizations. This feature enables organizations to evolve into new business models of choice. Whether focused solely on developing and enabling the supply chain, integrating the back-end systems and applications, or engaging in various marketplaces, organizations can benefit from the ability of Synapse to address different integration requirements.

         Deployment Efficiency

         Synapse is deployable quickly, requiring substantially less implementation time, and less time to maintain, extend and modify. This greatly reduces the "time-to-benefit" factor (the time period from a business's identification of a technology need or "fix," to the time of a fully-delivered application. Because e-business models are evolving and changing so quickly, organizations do not want to spend extended periods of time deploying a system that is geared to meet disappearing and/or altering business opportunities.


The Synapse Methodology and Capabilities

         The foregoing attributes of Synapse stem primarily from its unique architecture, its application development capabilities, and its enterprise integration capabilities, as described below:

         Distributed Architecture

         o The Synapse architecture is fully-distributed, making it a complete model for distributed solutions. In contrast, traditional and most competing integration products are an assemblage of sets of rigid, object-oriented programming standards combined with a library of static, pre-written objects together with a message transport framework.

         o The completely distributed Synapse architecture eliminates a business's reliance on a central critical server, while maintaining efficient management of logic between systems. Furthermore, Synapse offers remote administration and management capabilities for the customer's system.

         Ease of Application Development

         o Synapse does not require the use of custom programming in order to extend or modify its functionality. In contrast, the message transport framework of traditional and competing integration products requires substantial amounts of custom programming in languages external to the product (i.e., JAVA, C++ and Visual Basic) in order to modify or extend their functionality.

         o The Synapse architecture separates elements that make up a transaction. This feature is important to businesses because it enables users to define or change any elements of a transaction "independently," thus separating the transaction from the underlying application. The meta-information of each transaction element includes data definitions, system topology, application presentation, user configuration, and rule management.

         o Synapse enables organizations to describe any distributed application without the need to modify or extend Synapse functionality through a third party programming tool. This represents a significant difference from most competing products.

         o Synapse is operating system, data base software, and industry vertical independent.

         Versatile Enterprise Integration

         o Synapse provides for the development of new, custom applications in "business" terms and not in "computer languages." Moreover, Synapse naturally integrates into the customer's existing legacy systems. As a result, application development is greatly simplified, and Synapse enables businesses to extend the life and functionality of their existing system applications.

         o Synapse enables organizations to integrate applications and processes, and offers business-to-business (B2B) integration development, deployment, and management capabilities.

         o Synapse is unique in enabling organizations and their business processes to be defined directly, including all of the systems that interact to make these processes work. This capability integrates third party or legacy systems, enterprise resource planning systems, supply chain systems and e-commerce based Web portals to be loosely coupled to the monolithic systems within the enterprise.


Our Marketing Approach

         Through our underlying core technology, Synapse, we enable businesses to integrate applications and processes, provide for the development of applications, and offer business-to-business integration development, deployment and management capabilities. Our objective is to become the nation's vendor-of-choice among businesses seeking the most advanced and cost-effective systems integration solutions. We are currently focusing our marketing of our Synapse-based offerings through the following four modules:

         o        Dynamic Manufacturing Solutions

         o        B2X Integration

         o        Web-Based Applications

         o        ASP Enablement


         Dynamic Manufacturing Solutions

         Providing a shrink-wrapped Manufacturing Execution System (MES) package, which fits all industries without huge modifications, has proved nearly impossible for software vendors. Many companies develop MES applications using the most advanced programming tools available. Traditionally, this has meant the use of object-oriented and component-based development tools which require many programmers and a significant amount of time because new application functionality must still be encoded in software components. This object-oriented/component-based technology approach has forced many of our competing software vendors to focus on only a few manufacturing industries, effectively limiting their MES product from broad applicability across market segments.

         Unlike our competition, our Synapse Manufacturing(TM), with its embedded flexibility and cost-advantages, allows virtually any manufacturing shop floor system to be configured rapidly and efficiently. As a result, Synapse Manufacturing provides us with significant market opportunities by eliminating the need for us to limit our focus to only a select group of manufacturing applications. This means that customers across the full spectrum of manufacturing businesses are able to achieve a return on their information technology investment more quickly than through the use of competing MES systems.

         Synapse provides what we believe is the most effective response to the following critical demands in the current manufacturing environment:

         o Customization Demands. Synapse provides flexible, networked, thin-client solutions to businesses engaged in delivering customized products (for example, make-to-order and contract manufacturing) where flexible connectivity is critical to the success of the business's operations.


         o Rapidly Changing Environments. The unique rules-based architecture of Synapse enables the systems and applications of a business to become flexible and adapt quickly and dynamically to changes in the operational and informational requirements of the business.

         o Flexibility Demands. The flexibility inherent in the Synapse architecture enables an organization to develop new products, new technologies and transitory collaborative relationships cost-effectively. In contrast, the traditional programming-based products often fail to deliver cost-effective results when automating dynamic solutions.

         B2X Integration

         Synapse provides an organization with the ability to seamlessly exchange information among incompatible systems and software applications (A2A) used by the organization and by its customers (B2C), suppliers and partners
(B2B), and employees (B2E) over corporate networks and the Internet.

         o B2X integration in today's constantly changing business environment, utilizing current enterprise application integration (EAI) software models, is costly and time-consuming for businesses because these models are tailored through the use of traditional custom programming.

         o Synapse is designed specifically (a) to address the B2X integration needs of a business experiencing constant change in its operating environment; and (b) to accomplish that integration in a cost-effective manner, without requiring resources and time otherwise needed by the existing EAI models. Furthermore, Synapse provides an organization with the ability to quickly create, connect and maintain a multitude of interfaces to web portals and legacy systems while adjusting to changing business rules in real-time.

         o The cost and time efficiencies of Synapse stem primarily from its ability to model all systems within the enterprise in business terms, and not in computer languages. Once the business systems and applications of an organization are Synapse-enabled, the dynamic changes in the business environment of the organization can be implemented much more efficiently.

         Web-Based Applications

         The existing Web-based software integration models for e-business solutions are typically unable to meaningfully penetrate the middle-market. This is primarily because the costs of their initial implementation and ongoing maintenance makes them unaffordable to the middle-market organizations whose business needs are almost constantly changing.

         o Synapse provides a middle-market business and other organization with the ability to be e-business enabled at a more affordable cost than traditional methodologies, thus providing Synapse a significant competitive advantage over our larger competitors.

         o The unique and superior architecture of Synapse allows for much quicker and easier responsiveness to almost any level of system change. In this way, Synapse is able to deliver the complete e-business solution to the middle-market much more cost-effectively. As a result, the middle-market segment of an industry, wherein online execution, tracking and delivery of products and services are critical to the success of an organization, offers significant opportunities for Synapse's web-based applications. Once a middle-market organization in an industry is Synapse-enabled, our competitive opportunities to market Synapse-based products to that industry are greatly enhanced.

         ASP Enablement

         Synapse enables an application service provider ("ASP") to offer customized solutions congruent to the requirements of the ASP and its clients. The ASP market segment provides a growing opportunity for Synapse applications because Synapse has a distinct technological advantage in this market. The potential ASP customers include specialized software application vendors whose services can be delivered best through an ASP model.

         Synapse delivers advanced capabilities to an ASP because of its unique architecture, whereas other software products lack the ability to accomplish them efficiently. Synapse provides an ASP with the real-time ability to update all web servers, end user configurations, application rules, and back-end network interfaces. Included among the ASP capabilities of Synapse are the following:

         o Data control, security and speed are not compromised relative to the performance achieved by utilizing a resident computer infrastructure.

         o The business, network interface and system configuration changes of the organization are quickly executable by the ASP.

         o The overall cost of the services necessary to keep the ASP system current is significantly less than that of a resident computer infrastructure.


Our Sales and Growth Strategies

         Direct Sales Force

         Our current direct sales force is currently comprised of seven sales professionals operating in multiple locations throughout the country, as well as our sales support team of two sales professionals operating primarily out of our corporate headquarters. As discussed below, we have specifically focused this team on customer development efforts in the targeted industries where we believe our Synapse products provide us with the greatest competitive advantages. In our sales efforts, we utilize sales teams consisting of both sales and technical professionals who often work with our strategic partners to create organization-specific proposals, presentations and demonstrations that address the specific needs of each potential customer. We intend to continue the expansion of our direct sales force.

         Expand and Leverage Strategic Relationships

         We intend to access new markets and distribution channels by continuing to establish and leverage business relationships with more system integrators, application software vendors and infrastructure software technology suppliers. These strategic relationships are an important extension of our direct sales force, and enable us to reach a broader range of customers in a variety of industries than would be possible through our direct sales force alone. As a result, we expect to enhance our customer base, cultivate additional market expertise, and achieve our growth objectives more quickly and cost-effectively.

         Target Vertical Markets with Industry Focused Solutions

         We believe that we have a competitive edge in providing e-business solutions to organizations requiring frequent changes or adjustments to their systems and applications, as well as the integration of those systems and applications. Our belief is a function of the demonstrated ability of Synapse to provide these dynamic solutions more quickly and at a lower cost than our competition.

         We have currently developed and have implemented these solutions for organizations in such diverse marketplaces as human resource services, printing, apparel manufacturing, furniture manufacturing and the automotive industry. Accordingly, we have specifically focused our business development efforts in these targeted industries where we believe our Synapse products provide us with the greatest competitive advantages. We expect to benefit significantly from the vertical market potential offered by each of these targeted industries, and we intend to dedicate more sales and marketing resources to establish more strategic alliances to penetrate these industries.

         We are pursuing this strategy in order to enable us to develop industry-specific templates for e-business solutions at competitive cost levels. This template approach is designed to allow us to be incrementally more profitable by reducing both the cost and the implementation time otherwise required for e-business solutions, and rapidly expanding the business opportunities within an industry.

         Enhance the Synapse Product and Technology Leadership

         We believe that in Synapse and its related suite of products, we have developed the broadest, most comprehensive and most cost-effective e-business solution to address the needs of an organization in a dynamic business environment. W have filed a patent application on our basic Synapse technology. We intend to continue investing in research and development to enhance the capability of Synapse to provide solutions that will enable our customers' operations to be more efficient and extend their organizations more rapidly and cost effectively. Currently, our development efforts are focused on enhancing the Web enablement and configuration productivity capabilities of Synapse.

         Our objective is to expand upon our experienced team of developers and engineers and further enhance our corporate culture to foster product innovation. We expect to supplement additional engineering resources in the product development, application configuration and design areas. Furthermore, we are constantly assessing available opportunities to achieve synergies through the acquisition of complementary technologies or businesses that we believe will further our growth strategy. At this time, however, we are not in discussions or negotiations with any third parties with respect to any acquisition, merger or similar transactions.

         Develop a Major Presence in the ASP Market

         Under the typical ASP model, application software is hosted at an Internet website, which is accessed by a customer through a browser, rather than having the software resident on the customer's premises. Our ASP market strategy includes our establishment of relationships with specialized software application vendors to enable them to initiate the provision of their services through the ASP channel. We also intend to establish relationships with existing application service providers with the objective of making their services more flexible and cost-effective to their customers.

         In 2000, we commenced our first ASP transition development project through our establishment of an alliance with ASP*n, LLC, a provider of ASP incubation, funding and related services. We currently hold a 43.02% equity interest in ASP*n. During the latter half of 2000, through our alliance with ASP*n, we provided various services to WilCam Systems, LLC in connection with the transition to an ASP model of its former stand- alone business model. That model involved the development and licensing of software for the administration by employers of the Family Medical Leave Act ("FMLA"). Earlier in the year, we had already established a customer relationship with WilCam Systems in our license to them of Synapse B2X(TM) for FMLA administration. WilCam Systems is currently working with us in completing its ASP transition and contemplates expanding its product line beyond FMLA administration to provide employers with a more comprehensive and complete absence management system delivered through the ASP model.

         In November of 2000, our affiliate, ASP*n, LLC, acquired a 50% equity interest in WilCam Systems. This acquisition was undertaken in connection with our grant to WilCam Systems of the exclusive rights to use Synapse for third party FMLA administration. Through our ownership in ASP*n, LLC we held at December 31, 2000 an indirect equity interest in WilCam Systems of approximately 23%. During the first quarter of 2001, we acquired an additional 3.6% direct equity interest in WilCam Systems, bringing our current aggregate direct and indirect equity interest in WilCam Systems to approximately 27%. Our equity ownership in WilCam Systems provides us with both a recurring revenue stream from WilCam System's operations as well as the potential for capital appreciation.

         We intend to pursue the development of other similar equity arrangements with other existing ASPs and ASP candidates. In addition to the revenue and equity potential from such relationships, we believe that these ASP relationships will generate broader revenue opportunities for us as the ASP's own customers become familiar with the many advantages of Synapse and our other Synapse-based products.

         Leverage Customer Base through Network Effect

         We intend to provide the best possible service to our installed base of customers in order to expand the use of our Synapse products within our customers' organizations. The strategic importance of the Synapse products to our customers is expected to provide what we believe will become the foundation for our preferred access to additional projects within their organizations. This visibility to our customers' senior management, combined with our focused implementation and service approach, is expected to facilitate the rapid adoption and deployment of the Synapse products throughout the customer's enterprise.

         Furthermore, as our customers deploy the use of the Synapse products throughout their extended organizations, including their supply chains and electronic markets, their customers, suppliers and partners will be exposed to the robust scope of the functionality provided by the Synapse products in the context of the exchange of mission-critical business information. We believe that this exposure, which will allow non-customer participants in the supply chain to benefit from the Synapse solution first-hand, should enable us to create a powerful network effect in the acceleration of industry recognition and adoption of our Synapse products. We, therefore, are focused on this positioning to leverage our opportunities across multiple target markets in order to grow our revenue base.


Strategic Alliances and Reseller Programs

         In addition to our own direct sales force and our leveraging of our existing and future customer base, we have formed alliances with various third parties to enhance our marketing and sales efforts, including third party systems integrators, application software vendors, and infrastructure technology companies.

         Systems Integrators. Included among the systems integrators that have agreed to market Synapse to their customers are The Thomas Group (specializing in providing e-business consulting services to companies in the automotive and other major industries) and The Silenas Group (specializing in assisting customers select, customize, develop, test and implement mission critical applications).

         Application Software Vendors. Included among the application software vendors that have agreed to jointly market the Synapse system are Eigner+Partner, one of the leading European providers of product data and document management technology, which has certified our Synapse EAI+ product for its "axalant" software (a suite of web-based e-engineering solutions) and has agreed to jointly market the Synapse-enabled axalant system to manufacturing industries.

         Infrastructure Technology Companies. Included among the infrastructure companies that have established strategic relationships with us are Symbol Technologies, Inc., one of the world's leading radio frequency and data communication providers, which has agreed to market Synapse to manufacturing companies to optimize their shop floor operations; AT&T, with whom we have established a strategic alliance to support our ASP enablement initiatives; and Sun Microsystems, Inc., which has included our company in its Sun Developer Connection Program.


Customer Service, Training and Support

         We recognize that customer satisfaction is a critical requirement for our continued growth and long-term success. Our technical support team provides pre-sale, installation and post-sale technical support by toll-free telephone, electronic mail, facsimile and through our Internet site. Customer support is available on an around-the-clock basis. In addition, we offer our customers continued training to provide the knowledge and skills to successfully deploy, use and maintain our products and solutions. Our training focuses on the technical aspects of our products, as well as the real-world business and operational issues and processes. Classes are held in our training facilities at our headquarters in Columbia, South Carolina. We also provide on-site training at our customers' locations.


Research and Development

         Our research and development efforts are focused primarily on expanding and enhancing our suite of Synapse-based products. The current Synapse software was introduced to the market in late 1999. Since then, we have continued to devote our design and research resources to the continued enhancement of the base Synapse product, as well as to the development and enhancement of new industry-specific Synapse applications. Our most recent product development efforts have been associated with our Synapse for Printing(TM) product.

         The Synapse environment is currently "Internet enabled," meaning that it can be distributed to connect multiple customer locations through the Internet. We expect the Synapse environment to be fully "Web enabled" by the end of April of this year. This will allow multiple Web applications to be configured to meet the specific requirements of the customer. We are also working to develop a thin-client "Web-Enabled" configuration tool so that system integrators and consultants will be able to access, support and configure the Synapse applications remotely. We believe that these value-added additions will increase both the need and demand for our Synapse-based products. We expect that most of our enhancements to our existing and future products will be developed internally or through acquisitions. Our research and development expenses were $306,721, $429,436, and $50,992 for the fiscal years ended December 31, 2000, 1999 and 1998, respectively.


Competition and Markets

         Industry Background

         During the last decade, businesses have invested heavily in enterprise applications to automate and improve the efficiency of their internal business processes. In parallel, there has been a shift from in-house custom development of mission-critical applications to the purchase of packaged applications and related services from third-party vendors. These applications have spread throughout the business world addressing many highly strategic business functions, including resource planning, supply chain management, customer relationship management, sales force automation, business decision support and e-commerce. In this new corporate environment, a single business process can require access to data and information from many distinct applications, none of which is designed to communicate seamlessly and in real-time with the others.

         In recent years the competitive environment for businesses has intensified dramatically. This has caused businesses to seek new ways to generate sustainable competitive advantages. As competition has increased and markets have become more dynamic, companies have begun to recognize that they must coordinate more closely every aspect of their business. In order to achieve a more efficient working process while taking advantage of the enormous investment in the broad range of package and custom software applications, it has become critical that these applications be efficiently integrated. The META Group estimates that the average Fortune 100 company maintains 49 separate applications and spends from 25% to 33% of its total information technology budget on integration-related efforts.

         The complexity of this integration challenge has historically required time-consuming, expensive, custom developed solutions. In response, the market for third-party enterprise application integration software providers has emerged to deliver this integration capability as a packaged solution. Driven by the increasingly business-critical need for integration, the application and data integration software market is projected by the Yankee Group to reach a total size of $5 billion this year.

         Competitive Conditions

         The market for our products and services is intensely competitive and characterized by rapidly changing technology and evolving standards. Our competition is diverse and offers a variety of solutions which are directed at different segments of e-business integration. We have experienced, and will continue to experience, increased competition from current and future competitors.

         In their marketing efforts, almost all of our known competitors have adopted a "narrow-and-deep" strategy, resulting in their products being tailored to specific market segments that are not easily adapted to other market segments without substantial additional application development. In contrast to this approach, we have developed our Synapse application to be configured horizontally across many industries, while aligning ourselves with systems integrators who we have identified as experts in specific markets.

         Many of our competitors promote their products as being configurable using traditional object-oriented or component-based programming techniques, in most cases using Microsoft's standards. While these methods may be more efficient than traditional computer software development, these methods still require substantial programmer resources. This adherence to Microsoft standards also limits the ability of a customer to connect to the non-Microsoft applications and engineering control systems which are still in abundance. Unlike many of our competitor's products, the Synapse transaction configuration platform, upon which the Synapse Manufacturing(TM) product is built, provides for the benefits of Microsoft compatibility in addition to compatibility with the existing systems and engineering control systems currently deployed within manufacturing facilities.

         Our company and our products are not well known in the marketplace, and we face intense competition from a variety of competitors with greater market visibility. Our current competitors include vendors offering enterprise application integration, or EAI, business-to-business integration, or B2B, business-to-customer integration, or B2C, and traditional manufacturing enterprise systems, or MES, software products. A number of other well-established companies are offering products that address different aspects of our Dynamic Manufacturing Solution, including: CamStar Systems, Inc., Apriso Corporation (formerly CIM Vision International), DataSweep, Inc., and SynQuest, Inc. Our B2X products compete against BEA Systems, Inc., NEON Systems, Inc. (to be acquired by Sybase, Inc.), SeeBeyond Technology Corporation, TIBCO Software Inc., and Vitria Technology, Inc. Additional competition is expected from other established and emerging companies. Also, we may face pricing issues posed by our current competitors and new entrants in the future.

         We believe that the primary competitive factors which affect the market for our products and services include product function and features; quality of service offered; performance and cost; ease of implementation; the "time-to -benefit" factor (the time period from identification of technology need or "fix" to delivery of the application solution); quality of customer support services; customer training and documentation; and product reputation. The relative weight of each of these factors is customer-specific. Although we believe that our products and services carry the most competitive advantage with respect to each of these factors, we may not be able to maintain our position against current and future competition.


Employees

         As of March 31, 2001, we had a total of 54 full-time employees, including 9 in sales and marketing, 8 in design and development, 25 in programming and systems support, 2 in project management, and 10 in administration. We currently have no part-time employees.

                  FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

         In addition to other information contained in this Annual Report on Form 10-KSB, the following risk factors should be carefully considered in evaluating our company and its business. These factors may have a significant impact on our business, operating results and financial condition. As a consequence of these risk factors, other information contained in this report and the risks discussed in our other periodic filings with the Securities and Exchange Commission, our actual results could differ materially from those contemplated by any forward-looking statements contained in this report.

Risks Related to Our Company

We have a large accumulated deficit, we expect future losses, and we may never achieve or maintain profitability.

         We have experienced operating losses in each of our fiscal years since January 1, 1995. As of December 31, 2000, we had an accumulated deficit of approximately $ 8,877,965. In addition, since 1997, we have continued to allocate an increasing proportion of our internal resources to research and development activities associated with the development of our current suite of new software products. During the same period, we also undertook a complete restructuring of our sales and marketing organization and commenced several new customer acquisition strategies. The execution of these marketing initiatives required additional staffing resources and other related expenditures. This strategy of increased emphasis on new product development and the suspension of much of our traditional sales activities while we began implementing our sales team reorganization resulted in a substantial reduction in our traditional service revenues during the affected periods. Despite our history of losses, we believe it is vital to our future success that we continue to invest heavily in sales and marketing, although at a lower percentage of revenue than our investment in this area during our most recent fiscal years. Nevertheless, if expenditures related to our sales and marketing and the expansion of our operations are not accompanied or shortly followed by significantly increased revenue, our losses could be even greater than expected until we are able to delay or reduce these expenditures. While we believe profitability is achievable in 2001, many factors, including the factors described in this report, may result in our incurring losses in 2001. We will need to significantly increase our quarterly revenues to achieve profitability.

Significant unanticipated fluctuations in our actual or anticipated quarterly revenues and operating results may cause us not to meet securities analysts' or investors' expectations and may result in a decline in our stock price.

         Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. Moreover, as a result of our limited operating history with our new suite of Synapse-based software products and the evolving nature of the markets in which we compete, we may have difficulty accurately forecasting our revenue in any given period. If our revenues, operating results, earnings or future projections are below the levels expected by investors or securities analysts, our stock price is likely to decline. As a result of the factors discussed below, we believe that quarterly revenues and operating results are difficult to forecast, and period-to-period comparisons of our historical results of operations are not necessarily meaningful and should not be relied upon as indications of trends or of future performance.

         Our stock price is subject to the volatility generally associated with Internet, software and technology stocks in general, and may also be affected by broader market trends unrelated to our performance. We also expect to experience significant fluctuations in our future quarterly revenues and operating results as a result of many factors specific to our operations, including:

         o the difficulty in predicting the size and timing of our customer orders

         o the mix of our products and services sold and the mix of our distribution channels

         o        the lengthy sales cycle for some of our products

         o        the market acceptance of our products

         o        the terms and timing of our financing activities

         o whether we are able to successfully expand our sales and marketing programs

         o        the possible loss of our key personnel

         o the difficulty in predicting the amount and timing of employee stock option exercises

         Our revenues and operating results depend upon the volume and timing of customer orders and payments, and the date of product delivery. New software licensing, service and maintenance contracts may not result in revenues in the quarter in which the contracts are signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. Historically a substantial portion of our revenues has been derived from large licensing and software implementation orders. We expect this trend to continue for the foreseeable future. We also expect that increases in the dollar size of individual license transactions will increase the risk of fluctuation in future quarterly results. We realize substantially higher gross margins on our license revenues compared to our services and maintenance revenues. Consequently, our margins for any particular quarter will be highly dependent on the mix of license, service and maintenance revenues in that quarter. If we cannot generate large customer orders, or our customers delay or cancel their orders in a particular quarter, it will have a material adverse effect on our revenues and, more significantly on a percentage basis, on our net income or loss in that quarter.

         In addition, we are subject to employer payroll taxes when our employees exercise their stock options. The employer payroll taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material. These employer payroll taxes would be recorded as an expense and are assessed at tax rates that vary depending upon the employee's taxing jurisdiction in the period such options are exercised based on actual gains realized by the employees. However, because we are unable to predict how many stock options will be exercised and at what price during any particular period, we cannot predict the amount, if any, of employer payroll expense that may be recorded in a future period or the impact on our future financial results.

Variations in the time it takes us to sell our products may cause fluctuations in our operating results.

         Our customers generally consider a wide range of issues before committing to purchase our products, including product benefits, the ability to operate with existing and future computer systems, the ability to accommodate increased transaction volumes and product reliability. Some of our customers are addressing these issues for the first time when they consider whether to buy our products and services. As a result, we or other parties must educate potential customers on the use and benefits of our products and services. In addition, the purchase of our products generally involves a significant commitment of capital and other resources by a customer. This commitment often requires significant technical review, assessment of competitive products, and approval at a number of management levels within a customer's organization. The length of our sales cycles may vary based on the industry in which the potential customer operates and is difficult to predict for any particular license transaction. Because of the number of factors influencing the sales process, the period between our initial contact with a new customer and the time when we recognize revenue from that customer varies widely in length. Our sales cycles typically range from two to six months. For larger opportunities with new customers, however, these cycles can be longer. The length and variability of our sales cycles makes it difficult to predict whether particular sales will be concluded in any given quarter. If one or more of our license transactions are not consummated in a given quarter, our results of operations for that quarter may be below our expectations and the expectations of analysts and investors.

We have historically derived substantially all of our revenue from a small number of customers in the manufacturing industry, and our revenue could decline if we lose a major customer or significant downturns occur in any of our customers' industries.

         We have generated a substantial portion of our revenue from a limited number of customers, substantially all of which are in the manufacturing industry. We have recently begun directing a significant amount of our sales and marketing efforts toward companies in other industries and other vertical markets, particularly for business-to-business integration and enablement of application service providers. Nevertheless, we expect that a small number of customers in the manufacturing industry will continue to account for a substantial portion of our revenue for the foreseeable future. Any significant decline in the demand for, and market acceptance of, our software in the manufacturing industry of any of our customers would hurt what we anticipate for our 2001 results of operations. We believe that many of our current customers will continue to provide a substantial portion of our revenue through additional license, implementation services and maintenance fees. In 2000, our largest customer accounted for more than 46% of our revenue and our second largest customer accounted for more than 36% of our revenue. Consequently, the loss of even one customer could have a material adverse effect on our revenue. Moreover, as we continue to market our products in new vertical markets, we expect that customers in some of those new vertical markets are likely to have different requirements and may require us to change our product design or features, sales methods, support capabilities or pricing policies. If we fail to successfully address these new vertical markets, we may experience decreased sales in future periods.

If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline.

         The market for our products is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. As a result of increased competition, we may have to reduce the price of our products and services, and we may experience reduced gross margins and loss of market share, any one of which could significantly reduce our future revenues and operating results. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources as well as better name recognition and larger customer bases than we do. These competitors may be able to develop products comparable or superior to those offered by us, or adapt more quickly to new technologies, evolving industry trends or customer requirements than we can. They are also positioned to devote greater resources to the development, promotion and sale of their products than we can. Accordingly, we may not be able to compete effectively in our markets, and competition may intensify and harm our business and its operating results. If we are not successful in developing enhancements to existing products and new products in a timely manner, garnering customer acceptance or generating average licensing prices, our gross margins may decline, and our business and operating results may suffer. For additional information on our competitive posture in our industry, see the description set forth in this report under "Item 1 - Description of Business - Competition and Markets."

We must expand our sales force and our network of distribution partners in order to successfully sell our products.

         We have recently implemented a sales model under which we sell our products both through our direct sales force and through indirect sales channels such as resellers, system integrators, application software vendors and infrastructure technology companies. See "Item 1 - Description of Business - Strategic Alliances and Reseller Programs." We are currently investing, and plan to continue investing, significant resources to expand our direct sales force and our relationships these third parties. We may not be successful in expanding our direct sales force or other distribution channels, and even if we are, such expansion might not result in an increase in our revenues. If we fail to maintain our existing relationships with indirect sales channel arrangements or fail to establish new ones, or if our revenue does not increase correspondingly with the expenses we incur in pursuing such relationships, our business will suffer.

If we do not retain our key management personnel and attract and retain other highly skilled employees, our business will suffer.

         Our future success depends on the skills, experience and performance of our senior management team, other key personnel, and their ability to operate effectively, both individually and as a group. Each of these persons is bound by an employment agreement with the company, and we maintain "key man" insurance in the amount of $1 million on the lives of each of Harry P. Langley, President and Chief Executive Officer, George E. Mendenhall, Executive Vice President, and Stuart E. Massey, Vice President of Engineering. Nevertheless, recovery under such insurance may not be adequate to compensate us for the full impact resulting from the death of any one or more these officers. If any of our senior management or other key research, engineering and development or sales and marketing personnel were to leave the company, it would be difficult to replace them, and our business would be harmed. Our success also depends on our ability to recruit, retain and motivate highly skilled sales, marketing and engineering personnel. We face significant competition for individuals with the skills required to develop, market and support our products and services. We believe that attracting and retaining these personnel is particularly difficult for us because:

         o the market for connectivity infrastructure software is still emerging

         o our company and our products are not yet widely known in the marketplace

         o the relative scarcity of qualified technical personnel in the Columbia, South Carolina metropolitan area makes it difficult to attract and retain technical personnel

         We cannot provide assurance that we will be able to recruit and retain sufficient numbers of these highly skilled employees. If we fail to do so, our ability to compete will be significantly harmed.

The rapid growth of our operations could strain our resources and cause our business to suffer.

         Our ability to successfully offer products and services and implement our business plan in our rapidly evolving markets requires an effective planning and management process. We are increasing the scope of our operations and the size of our direct sales force, and we have recently increased our headcount substantially. Between September 30, 1999 and March 31, 2001, our total number of employees more than doubled, increasing from 25 to 54 people. The growth necessitated by our need to properly staff and direct appropriate resources toward our business growth strategy has placed and will continue to place a significant strain on our management systems, infrastructure and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. We will also need to expand, train and manage our workforce. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers, strategic alliance partners and other third parties. Failure to expand any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole.

Defects in or slow performance of our software products could diminish demand for our products and cause costly liability, which would adversely affect our operating results.

         The Synapse software products we offer are internally complex. Complex software may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Although we conduct extensive testing, we may not discover software defects that affect our current or new products or enhancements until after they are sold. Although we have not experienced any material software defects to date, any errors, defects or slow performance that is discovered could result in:

         o        loss of revenue

         o        product returns or order cancellations

         o        delay in market acceptance of our products

         o        diversion of our development resources

         o        distraction of our management

         o        damage to our customer relationships and our reputation

         o        increased service and warranty costs

         o        costly litigation defense

         Our license and service agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license and service agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any product liability claims to date, sale and support of our products entails the risk of such claims, which could be substantial in light of customers' use of many of our products in mission-critical applications. We do not maintain product liability insurance. If a claimant brings a product liability claim against us, it could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Industry

If we fail to adapt to the rapid technological change which characterizes our markets, we could lose market share or our products could become obsolete.

         The market for our current suite of software products is characterized by:

         o        rapid technological change

         o        frequent new product introductions and enhancements

         o        uncertain product life cycles

         o        changing customer requirements

         o        evolving industry standards

         The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render some or all of our existing products obsolete and unmarketable. Moreover, decreases in the cost of existing products or services could enable our current or potential customers to fulfill their own needs for transaction processing and integration systems and services in a more cost-efficient manner than through the purchase of our products and services. As a result, our success depends upon our ability to respond to changing customer requirements and enhance existing products and services to keep pace with technological developments and emerging industry standards. We have invested significantly in technology and anticipate that it will be necessary for us to continue to do so. Failure to develop and introduce enhancements to our existing products and services in a timely manner in response to changing market conditions or customer requirements will materially and adversely affect our business, results of operations and financial condition.

Because our products could interfere with our customers' other software applications and hardware, we may be subject to claims by these customers, which may be costly and may not be adequately covered by insurance.

         Our products interoperate with many parts of complicated computer systems, such as mainframes, servers, personal computers, application software, databases, operating systems and data transformation software. Failure of any one of these parts could cause all or large parts of computer systems to fail. In such circumstances, it may be difficult to determine which part failed, and it is likely that customers will bring lawsuits against several suppliers. Even if our software is not at fault, we could suffer material expenses and material diversion of management time in defending any such lawsuits.

If we fail to adequately protect our proprietary rights, we may lose these rights and our business may be seriously harmed.

         Our success depends upon our proprietary technology. To establish and protect our proprietary rights, we rely primarily on a combination of:

         o        patent law

         o        copyright law

         o        trademark and trade secret laws

         o        confidentiality procedures and agreements

         o        licensing arrangements

         o        the complex nature of our technologies

         As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, customers, and strategic partners when we enter into license, service and maintenance agreements with respect to our software, documentation and other proprietary information. Despite these precautions, third parties could copy or otherwise obtain and use our products or technologies without authorization, or develop similar technologies independently. It is difficult for us to police unauthorized use of our products. Because of this difficulty in determining the extent to which piracy of our software products may exist, software piracy remains a persistent problem. Expensive litigation may be necessary in the future to enforce our intellectual property rights. Moreover, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. While we believe that our products and technologies are adequately protected against infringement, existing laws afford only limited protection. Consequently, the protection of our proprietary rights may not be adequate, and our competitors could independently develop similar technologies, duplicate our products, reverse engineer or design around the intellectual property rights we hold.

Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

         The commercial success of our business depends upon our products not infringing any intellectual property rights of others and upon no claims for infringement being made against us. We have conducted periodic patent searches to determine whether or not we may be infringing the patent or trademark rights of any third parties and have recently applied for patent protection of our proprietary Synapse software. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications of which we are not aware may have been filed which relate to our software products. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. Intellectual property litigation is expensive and time-consuming, and could divert our management's attention away from running our business. If we were to discover that our products violated the intellectual property rights of others, we would have to obtain licenses from these parties in order to continue marketing our products without substantial re-engineering. We might not be able to obtain the necessary licenses on acceptable terms or at all. If we could not obtain such licenses, we might not be able to re-engineer our products successfully or in a timely manner. We believe that we are not infringing any intellectual property rights of third parties, but there can be no assurance that such infringement will not occur. If we fail to address any infringement issues successfully, we will be forced to incur significant costs and could be prevented from selling our products.


Other Risks

The price of our common stock may fluctuate significantly.

         The market price for our common stock may be affected by a number of factors, including developments in the middleware, software or technology industry, general market conditions and other factors, including factors unrelated to our operating performance or our competitors' operating performances. In addition, our stock price and the stock prices of many other companies in the technology and emerging growth sectors have experienced wide fluctuations, including recent rapid rises and declines in their stock prices, that have often been unrelated to the operating performance of such companies. These factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock.

The number of our shares of common stock that are or may become eligible for sale in the near future may cause the market price for our common stock to decline significantly, even if our business is doing well.

         Trading in our common stock has historically been very limited which has made the market price of our common stock vulnerable to significant fluctuations. As of March 16, 2001, we had 14,394,869 outstanding shares of common stock. In late 2000, we filed a registration statement on Form S-3 with the Securities and Exchange Commission covering the public offer and sale of 4,540,680 or approximately 32% of our 14,243,369 then-outstanding shares, and the public offer and sale of 3,362,535 shares of common stock issuable upon exercise of currently exercisable common stock purchase warrants and upon the conversion of a convertible debenture. That registration statement went effective on December 1, 2000, upon which date the aggregate of 7,903,215 shares covered by that registration statement became eligible for sale in the public market. Prior to that date, those shares had been restricted from public sale because of limitations under federal and state securities laws and commitments made to us in the purchase documents executed in connection with the private purchases of those securities by the various shareholders who beneficially owned those shares. Prior to that date, the only means by which those shareholders could have offered and sold those securities was under an effective registration statement or under an exemption from applicable state and federal registration requirements.

         To our knowledge, a substantial number of the shares covered by our recent Form S-3 filing have now been sold into the public market during the period since December 1, 2000. However, we can not verify definitively the actual number of such shares that have been sold. Consequently, a substantial number of such shares may still be held by certain of those shareholders. If those shareholders sell substantial amounts of those shares into the public market during a short period of time, or if those shareholders are perceived by the market as intending to sell them, our stock price may decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we deem appropriate and could threaten the listing of our common stock on the Nasdaq Stock Market.

         Even if we had not registered the sale of the shares covered by our recent Form S-3 filing, the holders of those shares would nevertheless have become eligible to make sales of those shares in the public market in accordance with the Securities and Exchange Commission's Rule 144 one year following the respective dates of payment to us for the shares, with certain volume and manner of sale limitations continuing only for one year thereafter, except as to shares held by persons deemed to be our affiliates.

         In addition to the registration statement on Form S-3 referenced above, in 1998 we filed a registration statement on Form S-8 with the Securities and Exchange Commission covering 960,000 shares reserved for issuance under our stock option plan. We intend to file another registration statement on Form S-8 covering 900,000 additional shares reserved for issuance under this same plan and more shares under a similar stock incentive plan to be presented for shareholder approval at our forth-coming annual shareholders meeting in May of 2001. Issuance of additional shares upon exercise of options and warrants could result in dilution to our shareholders and a decline in the market price of our common stock.

The Nasdaq Stock Market has notified us that we have recently failed to meet one of our current listing requirements which could result in our common stock being moved from being listed on the Nasdaq National Market to being listed on the Nasdaq SmallCap Market.

         Since August 2000, our common stock has been listed for trading on the Nasdaq National Market. The trading of a company's common stock on the Nasdaq National Market is conditioned upon a company continuing to satisfy certain quantitative and qualitative requirements regarding assets, capital, earnings surplus, share price and corporate governance features. We were recently notified by The Nasdaq Stock Market that our common stock currently fails to satisfy the Nasdaq National Market minimum $5.00 per share bid price requirement. As of April 12, 2001, our common stock was trading at $2.88 per share. The Nasdaq National Market provides a designated time period within which a company can achieve its required listing maintenance posture and avoid a transfer of its listing. Should our share price fail to meet the bid price requirement prior to the end of that period, we intend to file an application to transfer our Nasdaq listing to the Nasdaq SmallCap Market, and file an appeal and plan of compliance with Nasdaq with a view toward preserving our current National Market listing. Although we do not expect the trading in our common stock to be materially effected by any movement of our listing from the National Market to the SmallCap Market, some investors may view such movement as an adverse condition, which could adversely affect the share price of our common stock through increased sales in the market.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenues.

         We expect that our currently held cash, cash from expected customer revenues, and cash from one or more private placements of securities expected to close during the first half of 2001 should be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Even if we are successful in realizing our expected 2001 sales revenues and in completing the private sale of additional securities, we expect that we may still require additional financing in the future to implement our growth strategies and achieve our long term objectives. We cannot be certain that we will be able to obtain additional debt or equity financing on favorable terms, or at all. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and that force us to maintain specified liquidity or other ratios, any of which could harm our business. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

         o        develop or enhance our products and services

         o        continue to expand our sales and marketing organizations

         o        acquire complementary technologies, products or businesses

         o        expand operations, in the United States or internationally

         o        hire, train and retain employees

         o respond to competitive pressures or unanticipated working capital requirements

Our failure to do any of these things could result in lower revenues and could seriously harm our business.

Anti-takeover provisions in our articles of incorporation and state corporate laws could discourage or prevent a takeover, even if an acquisition would be beneficial to our shareholders.

         In many cases, shareholders receive a premium for their shares when a company is purchased by another enterprise. Various provisions in our articles of incorporation and bylaws and South Carolina corporate laws could deter and make it more difficult for a third party to bring about a merger, sale of control, or similar transaction without approval of our board of directors, even if the transaction would be beneficial to our shareholders. These provisions tend to perpetuate existing management. As a result, our shareholders may be deprived of opportunities to sell some or all of their shares at prices that represent a premium over market prices. These provisions, which could make it less likely that a change in control will occur, include:

         o provisions in our articles of incorporation establishing three classes of directors with staggered terms, which means that only one-third of the members of the board of directors is elected each year, and each director serves for a term of three years.

         o provisions in our articles of incorporation authorizing the board of directors to issue a series of preferred stock without shareholder action, which issuance could discourage a third party from attempting to acquire, or make it more difficult for a third party to acquire, a controlling interest in us.

         o provisions in our articles of incorporation prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of shareholders to elect director candidates.

         o provisions in our bylaws relating to meetings of shareholders which limit who may call a meeting and what matters will be voted upon.

         o provisions in our bylaws establishing advance notice requirements for nominations for election to the board of directors and for proposing matters that can be acted upon by shareholders at shareholder meetings.

         o state law provisions that require two-thirds of the shareholders to approve mergers and similar transactions, and amendments to the articles of incorporation.

         In addition, the South Carolina Business Combination Act, the South Carolina Control Share Acquisition Act and the vesting terms of our stock option plans may discourage, delay or prevent a change in control of our company.

Item 2.  Description of Property

         We do not own any real estate. We operate principally from our headquarters at 115 Atrium Way in Columbia, South Carolina where we currently lease approximately 19,500 square feet of office space. Our lease expires in October 2004, which may be renewed for a five-year term at market rates. We also maintain a branch office in the Detroit area where we lease approximately 1700 square feet of office space in Bloomfield Hills, Michigan. This lease expires in November 2003.


Item 3.  Legal Proceedings

         We are not currently involved in any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal year 2000.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Since August 15, 2000, our common stock has been publicly traded on the Nasdaq National Market under the symbol "IBSS." We became a publicly traded company in October 1997 through our initial public offering of common stock on the Vancouver Stock Exchange ("VSE") under the symbol "IBS." We voluntarily de-listed our common stock from the VSE on June 29, 1999. Prior to that date, on July 2, 1998, our common stock commenced trading in the United States on the over-the-counter bulletin board ("OTCBB") established by the National Association of Securities Dealers, Inc. Our shares continued to trade on the OTCBB until August of last year when our shares became listed on the Nasdaq National Market.

         The share prices set forth below indicate the high and low sale prices as reported on the VSE and on the Nasdaq National Market, and the high and low bid prices as reported on the OTCBB for the indicated periods. All amounts in the table below are expressed in United States dollars, and all conversions of Canadian dollars, as historically reported on the VSE, have been converted to United States dollars at the December 31, 2000 exchange rate of approximately US$1.00 = $1.50Cdn.
                                             Sales Price         Bid Price
                                               (VSE)              (OTCBB)

Fiscal Year ended December 31, 1999         High     Low       High      Low

1st quarter (1/1/99 - 3/31/99)........... $ 1.13    $0.50     $1.125   $0.562
2nd quarter (4/1/99 - 6/30/99)...........   0.90     0.41      0.812    0.375
3rd quarter (7/1/99 - 9/30/99)...........                      1.687    0.656
4th quarter (10/1/99 - 12/31/99).........                      2.375    0.593

Fiscal Year ended December 31, 2000           (Nasdaq)

1st quarter (1/1/00 - 3/31/00)...........                     $18.38   $ 1.75
2nd quarter (4/1/00 - 6/30/00)...........                      10.31     6.00
3rd quarter (7/1/00 - 9/30/00)........... $ 9.63    $6.13
4th quarter (10/1/00 - 12/31/00).........   7.75     2.56

         The foregoing quotations from the OTCBB reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily reflect actual transactions.

         Shareholders of Record

         As of March 30, 2001, there were 47 shareholders of record of our common stock. The number of shareholders of record of our common stock is not representative of the total number of beneficial owners of our common stock because some of these shareholders of record hold their shares in nominee name for other beneficial owners.

         Dividends

         We have never paid any cash dividends on our common stock and our management has no plans to declare cash dividends in the foreseeable future.

         Recent Sales of Unregistered Securities

         During the three months ended December 31, 2000, we received approximately $1,250 in gross proceeds from the exercise by a holder of warrants for the purchase of 1,000 shares of our common stock. These securities were issued without registration under the Securities Act of 1933, as amended (the "1933 Act"), in reliance upon the exemption from registration contained in
Section 4(2) and Rule 506 of Regulation D of the 1933 Act, as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. We believe that the purchaser was given or had access to detailed financial and other information with respect to our company and possessed requisite financial sophistication.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-KSB.


Overview

         We were founded in 1990. During our early years, we operated primarily as a provider of customized computer configuration and related consulting services for a large variety of industries. Eventually, our focus began to shift toward providing systems integration services to enhance the flow and on-line tracking of the shop floor transactions of large manufacturing businesses. The software industry's standard approach in providing these services had been, and in large part remains, characterized by the necessity for costly and perpetual customized, object-oriented programming to keep the customer's systems current and adaptable in the dynamic operating environments of most businesses. Although many of our early software solutions remained largely customized to the particular customer's needs, we continued to build upon a core technological engine whose novel, rules-based architecture represented a completely new approach in the delivery of on-line transaction tracking and management systems.

         In our efforts to improve the efficiency and speed in our delivery of our services, we began to develop the early components of what would eventually become our core Synapse technology. In doing so, we began to recognize the tremendous power of our developing software's ability to eliminate much of the need for significant amounts of customized programming with each new installation. Furthermore, our solution rarely required the customer to modify its manufacturing shop floor methodologies or procedures. As a result, the customer was able to achieve a return on its computer technology investment more quickly than by using competing applications. In recognition of the potential value of our software components, we began directing substantially more of our resources toward the development of our core software products in 1997. These efforts became the foundation of the continuing shift of our earnings model toward the generation of an ever increasing percentage of higher-margins, product-based revenue through the licensing of our internally developed software solutions.

         By 1998, we had embarked upon a strategy of focusing substantially all of our resources toward the completion and marketing of our core Synapse-based products, while recognizing that this strategy would inevitably result in a substantial reduction in our traditional service-based revenues. Synapse, in its current form, was formally introduced to the market in late 1999. By the middle of 2000, as a result of our marketing and sales efforts, we began to experience a substantial increase in the interest of national accounts in the procurement of our Synapse-based products.

         Our first license of Synapse B2X(TM) occurred in late June 2000, in connection with our establishment of an application service provider transition project with WilCam Systems, LLC, a national provider of software to enable employers to comply with the requirements of the Family Medical Leave Act. Several weeks later, Fruit of the Loom, one of the nation's largest apparel manufacturers, selected Synapse Manufacturing as its shop floor tracking system from a field of over sixty of the nations leading competing companies and technologies. During the latter part of 2000, Berkline Corporation, a subsidiary of the national furniture conglomerate, Lifestyles Furnishings International Ltd., became our first installed application of Synapse Manufacturing(TM) for the furniture industry.


Revenue Recognition

         Our revenues are generated primarily by licensing to customers standardized Synapse-based software systems and providing configuration services, automation and administrative support and information services to our customer base. This customer base has historically comprised almost entirely of manufacturers. We recognize revenues related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition."

         We license software under non-cancelable license agreements and provide various related services, including consulting and maintenance, and product configuration and support services. We recognize our license revenues when a non-calculable license agreement has been signed, the software product has been shipped, we see no uncertainties surrounding product acceptance, our fees are fixed or otherwise determinable, we believe collectibility is probable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement.

         Our agreements with our customers and resellers do not contain product return rights. Revenues from maintenance, which consist of fees for ongoing support and product updates, are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to services performed on a time-and material basis under separate service arrangements and are recognized in the periods during which the services are performed.


Financial Operations Summary

         The following table summarizes our audited financial statements for each of the five years ended December 31, 2000, 1999, 1998, 1997, and 1996.

                                                                               Year Ended December 31,
                                                2000                  1999              1998               1997             1996
                                                ----                  ----              ----               ----             ----
Statement of Operations Data
Sales                                       $ 2,382,068          $   779,217        $ 1,021,023         $1,821,816      $2,357,939
Cost of Sales                                 1,499,152              543,845            527,147            893,397       1,045,500
      Gross Profit                              882,916              235,372            493,876            928,419       1,312,439
Research and Development Expenses               306,721              429,436             50,992            332,139         362,983
Sales and Marketing Expenses                  1,465,410              528,144            342,609            331,328         207,460
General and Administrative Expenses           3,331,125            1,197,650          1,229,036          1,010,653         995,261
  (including interest income/expense)
      Total Expenses                          6,602,408            2,155,230          1,622,637          1,647,120       1,565,704
Operating Income (Loss)                      (4,220,340)          (1,919,858)        (1,128,761)          (745,701)       (253,265)
Income (Loss) Before Income Taxes            (4,220,340)          (1,919,858)        (1,128,761)          (745,701)       (253,265)
      Income Taxes                                  -0-                  -0-                -0-                -0-             -0-
Net Income (Loss)                            (4,220,340)          (1,919,858)        (1,128,761)          (745,701)       (253,265)
Basis and Diluted Earnings (Loss) Per Share       (0.31)               (0.20)             (0.14)             (0.16)          (0.07)

                                                                                  As at December 31,
                                                2000                  1999               1998               1997             1996
                                                ----                  ----               ----               ----             ----
Balance Sheet Data
Working Capital                             $ 1,630,238          $  (285,719)       $(1,184,459)        $ (156,566)     $ (956,920)
Property, Plant and Equipment                   573,350              155,654            140,756            115,559         156,447
Capitalized Software Costs                      599,730              768,001            852,996            207,642          50,950
Other Assets                                      4,128                2,793              2,743              3,328           3,218
Total Assets                                  3,540,716            1,447,017          1,203,116            707,483         528,928
Long Term Liabilities                         1,250,000            1,430,000            542,000             78,000         114,000
Shareholders Equity (Deficiency)
       Dollar Amount                          1,759,635             (706,327)          (729,964)            91,953        (860,305)
       Outstanding Shares (1)                14,244,869           10,537,635          8,438,663          7,987,763       3,600,000

(1) All share numbers in the table retroactively reflect the Company's stock split on March 5, 1997.



Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues

         Our operating revenues increased by $1,602,851 (approximately 205%) from $779,217 in 1999 to $2,382,068 in 2000. This increase was primarily attributable to the significant increase during middle and late 2000 in the licensing of our Synapse-based products. As noted above, this decrease in our traditional revenue base was an expected consequence of our strategy, begun in 1997, to focus substantially all of our resources toward the completion and marketing of our core of Synapse-based products. During 2000, two of our customers, Fruit of the Loom and WilCam Systems, LLC, accounted for approximately 47% and 39%, respectively, of our total revenues.

         Services. Our service revenues increased by $193,880 (approximately 35%) from $558,293 in 1999 to $752,173 in 2000.

         Hardware. Our revenues from the sales of third party hardware increased by $631,540 (over 400-fold) from $1,576 in 1999 to $633,116 in 2000. This increase was primarily associated with the fourth quarter 2000 sales of hardware in connection with the implementation of the first phase of an MES contract.

         Software Licenses. Our revenues from the licensing of Synapse-based products increased by $775,517 (approximately 1,141%) from $74,483 in 1999 to $850,000 in 2000. This increase was comprised of $500,000 from the licensing of Synapse B2X(TM) and $350,000 from the licensing of Synapse Manufacturing(TM).

         Maintenance. Our revenues from software maintenance fees remained relatively stable in 2000, increasing by only $1,914 (approximately 1.3%) from $144,865 in 1999 to $146,779 in 2000.

Cost of Revenues

         Cost of revenues increased by $955,307 (approximately 175%) from $543,845 in 1999 to $1,499,152 in 2000. This increase was attributable to several factors, including the increase in the resources necessary to support the obligations associated with our increased license and service revenues generated in 2000, as well as the focusing of our service professionals on assisting our sales professionals in the sales cycle by performing non-billable services to potential customers in the form of proof of concepts and software pilots. The cost of revenues as a percentage of total revenues was approximately 63% in 2000 as compared to approximately 70% in 1999.

         Services. Our cost of services increased by $329,360 (approximately 101%) from $325,142 in 1999 to $654,502 in 2000. Most of this increase was attributable to the increase in human resources associated with the activities required in the implementation and configuration of the new Synapse licenses sold in 2000, the expansion in 2000 of our direct sales force, and the focusing of our service professionals on assisting our sales professionals in the sales cycle by performing non-billable services to potential customers in the form of proof of concepts and software pilots.

         Hardware. Our cost from the sales of third party hardware sold increased by $526,556 (approximately 454%) from $1,161 in 1999 to $527,717 in 2000. This increase was primarily associated with the fourth quarter 2000 sales of hardware in connection with the implementation of the first phase of an MES contract.

         Software Licenses. Our cost from the licensing of our Synapse-based products increased by $35,798 (approximately 26%) from $137,138 in 1999 to $172,936 in 2000. This increase was directly related to the increase in software license revenues for the year.

         Maintenance. Our cost of maintenance increased by $63,593 (approximately 79%) from $80,404 in 1999 to $143,997 in 2000. this increase was primarily attributable to the increase in human resources assigned to support our ongoing maintenance obligations on our newly installed Synapse software.

Gross Profit

         Gross profits increased by $647,544 (approximately 275%) from $235,372 in 1999 to $882,916 in 2000. Our overall gross margin percentage increased slightly at approximately 35% in 2000, up from approximately 30% in 1999.

Operating Expenses

         Research and Development. Research and development expenses decreased by $122,715 (approximately 29%) from $429,436 in 1999 to $306,721 in 2000. This decrease was largely due to the completion in 1999 of a substantial portion of our Synapse software development. This decrease was offset in part by an increase in 2000 in the number of software developers and quality assurance personnel needed to support our product development and documentation and testing activities related to the development and release of the current versions of our products. Research and development expenses represented approximately 55 % and 13 % of total revenues for 1999 and 2000, respectively. While we expect that research and development expenses will continue to increase in absolute dollars for the foreseeable future as we continue to add to our technical staff, we anticipate that these expenses as a percentage of total revenues will decrease.

         General and Administrative. General and administrative expenses, including interest expense, increased by $2,133,475 (approximately 178%) from $1,197,650 in 1999 to $3,331,125 in 2000. This increase was primarily due to the hiring of additional finance, executive and administrative personnel to support the growth of the Company during 2000 and 2001 and the additional overhead cost associated with this expansion in personnel. For example, the cost of Employee benefits, placement service fees and professional support resources increased in connection with the additional personnel that were added, and as a consequence of increases in the fees charged by third party providers of these services. Also, rent expense increased by $298,666 (449%) due to an expansion of leased facilities during 2000 (see below). General and administrative expenses, including interest expense, represented approximately 154 % and 140 % of total revenues for 1999 and 2000, respectively. While we expect that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as we continue to expand our operations, we anticipate that these expenses as a percentage of total revenues will decrease.

         Sales and Marketing. Sales and marketing expenses increased by $937,266 (approximately 177 %) from $528,144 in 1999 to $1,465,410 in 2000. This increase was primarily attributable to the expansion of our direct sales team during the first quarter, as well as the increase in the cost of our third party public relations and investor relations resources. Sales and marketing expense represented approximately 68 % and 62 % of total revenues for 1999 and 2000, respectively. We expect that our sales and marketing expenses will continue to increase in both absolute dollars and as a percentage of total revenues as we implement our market share growth strategies.


Liquidity and Capital Resources

         Prior to 1997, we financed our operations primarily through our revenues from operations, including funded research and development revenues, and occasional short-term loans from our principals and acquaintances. Since the middle of 1997, we have financed our operations primarily through private and public offerings of common stock and convertible debt, and to a lesser extent through borrowings from third-party lenders and from revenues from operations. We raised net proceeds of approximately $1,220,000 in our November 1997 initial public offering on the Vancouver Stock Exchange. Since that time, we have raised additional equity of approximately $9.2 million through several private placements of common stock and stock purchase warrants. In 1999, we raised $1,250,000 from the sale of a convertible debenture that matures in January 2002. We expect to raise additional funds in the second quarter of 2001 from the private sale of additional equity, or equity-linked securities.

         We expect that the proceeds from our capital raising activities, along with revenues generated from operations, will be adequate to meet our projected working capital and other cash requirements for at least the next twelve months. Management intends to closely follow the company's progress and to reduce expenses if the company's strategies do not result in sufficient revenues within a reasonable period. Any such reduction will involve scaling back, delaying or postponing those development activities that are not essential to the company achieving its stated objectives. In any event, our working capital deficit will continue to grow unless and until revenues increase sufficiently to meet expenditure levels.

         We entered into a lease agreement, with the Atrium Northeast Limited Partnership effective November 1,2000, for a five-year period with an option to renew for one five-year period at market rates. The lease is for approximately 19,500 square feet of office space at a base rate of $276,391 for the first year. The second year base rent increase to $280,922. The third through fifth year base rent increases to $285,453.

         Net cash used in operating activities was approximately $5,167,085 during the twelve months ended December 31, 2000, as compared to approximately $2,080,000 during the twelve months ended December 31, 1999. The increase in cash used in operating activities in 2000 was mainly due to an increase in the net loss and increases in the accounts receivable. These increases were partially offset by decreases in accrued expenses.

         Net cash used in investing activities was approximately $6,477,326 during the twelve months ended December 31, 2000, as compared to approximately $212,000 during the twelve months ended December 1999. The net cash used in investing activities in 2000 was primarily for purchase of property and equipment and investments.

         Net cash provided by financing activities was approximately $6,477,326 during the twelve months ended December 31, 2000, as compared to approximately $2,350,000 during the twelve months ended December 31, 1999. The net cash provided by financial activities in 2000 resulted primarily from the completion of a private placement in the amount of $2,000,000, a private placement in the amount of $3,000,000 and $1,634,233 from the exercising of stock options and warrants throughout the year.

Item 7.  Financial Statements

         Reference is made to the Index to Financial Statements on Page F-1.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.



                                    PART III

         Information called for by Part III (Items 9, 10, 11 and 12) of this Annual Report on Form 10-KSB has been omitted as we intend to file with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2000 a definitive proxy statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such proxy statement.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         (See introductory paragraph above.)


Item 10. Executive Compensation

         (See introductory paragraph above.)


Item 11. Security Ownership of Certain Beneficial Owners and Management

         (See introductory paragraph above.)


Item 12. Certain Relationships and Related Transactions

         (See introductory paragraph above.)


Item 13. Exhibits and Reports on Form 8-K


(a)      Exhibits:

         The accompanying Exhibit Index on page E-1 sets forth the exhibits that are filed as part of this Annual Report on Form 10-KSB.

(b)      Reports on Form 8-K:

         During the fourth quarter of 2000, we filed the following Forms 8-K:

         (i) On October 18, 2000, a Form 8-K was filed to report press releases by the company announcing the following events:

                  (A) July 25, 2000 - The company announced its vertical integrator partner agreement with Symbol Technologies.

                  (B) August 21, 2000 - The company announced the appointment of William S. McMaster as its new Chief Financial Officer and General Counsel.

                  (C) August 28, 2000 - The company announced the certification of its enterprise application software, Synapse EAI+(TM) for Eigner+Partner software.

                  (D) September 6, 2000 - The company announced the filing of a patent for its Synapse technology.

                  (E) October 10, 2000 - The company announced a strategic Original Equipment Manufacturer alliance with BRAIN North America, Inc.

         (ii) On October 30, 2000, a Form 8-K was filed to report the company's announcement that it had joined the Sun Developer Connection (SM) program.

         (iii) On December 18, 2000, a Form 8-K was filed to announce that Fruit of the Loom had selected the company's Synapse software for its manufacturing locations.

         (iv) On December 20, 2000, a Form 8-K was filed to report press releases by the company announcing the following events:

                  (A) November 20, 2000 - The company announced that it had retained Coffin Communications Group to manage its investor relations program.

                  (B) November 27, 2000 - The company announce its formation of a strategic partnership with WilCam Systems, LLC to provide Application Service Provider enablement opportunities.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Integrated Business Systems and Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

Dated:  April 13, 2001            By:  /s/ HARRY P. LANGLEY
                                      ------------------------------------------
                                           Harry P. Langley
                                           President and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                       Title                        Date

/s/ HARRY P. LANGLEY         President and Chief Executive        April 13, 2001
---------------------------  Officer (Principal Executive
Harry P. Langley             Officer) and Chairman of the Board


/s/ GEORGE E. MENDENHALL     Executive Vice President             April 13, 2001
---------------------------  and Director
George E. Mendenhall


/s/ STUART E. MASSEY         Vice President of Engineering        April 13, 2001
---------------------------  and Director
Stuart E. Massey


/s/ JOSEPH R. DUNKLEY        Chief Operating Officer              April 13, 2001
---------------------------
Joseph R. Dunkley


/s/ WILLIAM S. McMASTER      Chief Financial Officer and          April 13, 2001
---------------------------  General Counsel (Principal
William S. McMaster          Financial and Accounting Officer)


/s/ C. JOSEPH BERGER, JR.    Director                             April 13, 2001
---------------------------
C. Joseph Berger, Jr.


/s/ RAYMOND M. BURDIAK       Director                             April 13, 2001
---------------------------
Raymond M. Burdiak


/s/ R. MICHAEL CAMPBELL      Director                             April 13, 2001
---------------------------
R. Michael Campbell


/s/ RUSSELL C. KING, JR.     Director                             April 13, 2001
---------------------------
Russell C. King, Jr.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                                   FORM 10-KSB

                                  EXHIBIT INDEX

Exhibit
Number
-------

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 2.1 to the Company's Form 1-A filed July 9, 1997)

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 2.2 to the Company's Form 1-A filed July 9, 1997)

10.1 Employment Agreement dated as of December 31, 1996 between the Company and Harry P. Langley (incorporated by reference to Exhibit 6.2 to the Company's Form 1-A filed July 9, 1997)

10.2 Amendment No. 1 dated as of September 1, 1997, to Employment Agreement dated as of December 31, 1996, between the Company and Harry P. Langley (incorporated by reference to Exhibit 6.21 to the Company's Amendment No. 1 to Form 1-A filed September 15, 1997)

10.3 Employment Agreement dated as of January 1, 1997, as amended January 1, 1999, between the Company and George E. Mendenhall (incorporated by reference to Exhibit 6.3 to the Company's Form 1-A filed July 9, 1997)

10.4 Amendment No. 1 dated as of September 1, 1997, to Employment Agreement dated as of January 1, 1997, between the Company and George E. Mendenhall (incorporated by reference to Exhibit 6.22 to the Company's Amendment No. 1 to Form 1-A filed September 15, 1997)

10.5 Amendment No. 2 dated as of January 1, 1999 to Employment Agreement dated January 1, 1997, between the Company and George E. Mendenhall (incorporated by reference to Exhibit 6.17(b) to the Company's Amendment No. 1 to Form SB-1 filed April 6, 1999 (Registration No. 333-43437))

10.6 Employment Agreement dated as of December 31, 1996 between the Company and Stuart E. Massey (incorporated by reference to Exhibit 6.4 to the Company's Form 1-A filed July 9, 1997)

10.7 Amendment No. 1 dated as of September 1, 1997, to Employment Agreement dated as of December 31, 1996, between the Company and Stuart E. Massey (incorporated by reference to Exhibit 6.23 to the Company's Amendment No. 1 to Form 1-A filed September 15, 1997)

10.8 Employment Agreement dated as of July 3, 1995, between the Company and Donald J. Crossley (incorporated by reference to Exhibit 6.20 to the Company's Form 1-A filed July 9, 1997)

10.9 Employment Agreement effective as of January 1, 1999 between the Company and Donald R. Futch (incorporated by reference to Exhibit 6.20 to the Company's Amendment No. 1 to Form SB-1 filed April 6, 1999 (Registration No. 333-43437))

10.10 Employment Agreement effective as of May 30, 2000 between the Company and William S. McMaster.

10.11 Integrated Business Systems and Services, Inc. Stock Option Plan (incorporated by reference to Exhibit 6.18 to the Company's Form 1-A filed July 9, 1997)

10.12    Integrated Business Systems and Services, Inc. 2001 Stock Incentive
         Plan

10.13 Lease Agreement dated October 1, 2000 between the Company and Atrium Northeast Limited Partnership (incorporated by reference as Exhibit
         10.16 of the Company's Form 10-QSB for the quarter ended September 30,
         2000)

10.14 Escrow Agreement among Pacific Corporate Trust Company, the Company, Harry P. Langley, George E. Mendenhall and Stuart E. Massey (incorporated by reference to Exhibit 6.24 to the Company's Amendment No. 2 to Form 1-A filed October 8, 1997)

10.15 Nonqualified Stock Option Agreement dated as of May 30, 2000 between the Company and William S. McMaster

27       Financial Data Schedule

                 Integrated Business Systems and Services, Inc.

                         Index to Financial Statements


                                                                                                       Pages

Report of Independent Accountants.................................................................             F-2

Financial Statements:
    Balance Sheets................................................................................             F-3
    Statements of Operations......................................................................             F-4
    Statements of Changes in Shareholders' (Deficiency) Equity ...................................             F-5
    Statements of Cash Flows......................................................................             F-6
    Notes to Financial Statements.................................................................     F-7 to F-21

                      [LETTERHEAD OF SCOTT MCELVEEN, LLP]


                       REPORT OF INDEPENDENT ACCOUNTANTS


                                   ---------


To the Board of Directors
Integrated Business Systems and Services, Inc.

We have audited the accompanying balance sheets of Integrated Business Systems and Services, Inc. as of December 31, 2000 and 1999, and the related statements of operations, changes in shareholders' (deficiency) equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Integrated Business Systems and Services, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Business Systems and Services, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

/s/ SCOTT MCELVEEN, LLP

Columbia, South Carolina
April 13, 2001

                 Integrated Business Systems and Services, Inc.
                                 Balance Sheets
                                  December 31,


                                                                                        2000                   1999
                                                                                     ------------           -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $    700,892           $    82,996
   Accounts receivable, trade                                                           1,015,330                89,270
   Accounts receivable, other                                                                  --                 2,368
   Short term investments                                                                  50,000                    --
   Related party notes receivable                                                         305,000               183,680
   Interest receivable                                                                     25,262                    --
   Unbilled revenue                                                                            --                28,885
   Other prepaid expenses                                                                  64,835                50,426
                                                                                     ------------           -----------

Total current assets                                                                    2,161,319               437,625
Capitalized software costs, net                                                           599,730               768,001
Property and equipment, net                                                               573,350               155,654
Investment in affiliated company, at equity                                               117,840                    --
Related party receivable                                                                   84,349                82,944
Other assets                                                                                4,128                 2,793
                                                                                     ------------           -----------

Total assets                                                                         $  3,540,716           $ 1,447,017
                                                                                     ============           ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
    Notes payable                                                                    $         --           $    28,976
    Accounts payable                                                                      245,417               129,223
    Accrued liabilities:
      Accrued compensation and benefits                                                   141,261                63,767
      Accrued payroll taxes                                                                 7,248               305,402
      Accrued professional fees                                                            51,385                25,958
      Accrued interest                                                                     31,250                43,407
      Other                                                                                 6,370                38,338
    Deferred revenue                                                                       48,150                88,273
                                                                                     ------------           -----------

Total current liabilities                                                                 531,081               723,344
Long-term debt, net of current portion                                                  1,250,000             1,250,000
Subordinated debt                                                                              --               180,000
                                                                                     ------------           -----------
Total liabilities                                                                       1,781,081             2,153,344
                                                                                     ------------           -----------

Commitments and contingencies

Shareholders' equity (deficiency):
   Preferred stock, undesignated par value, authorized 10,000,000 shares,
      issued none                                                                              --                    --
   Common shares, voting, no par value, 100,000,000 shares authorized,
      14,244,869 and 10,537,635 shares outstanding at December 31, 2000 and
      1999, respectively                                                               10,828,400             4,142,098
   Notes receivable officers/directors                                                   (190,800)             (190,800)
   Accumulated deficit                                                                 (8,877,965)           (4,657,625)
                                                                                     ------------           -----------
Total shareholders' equity (deficiency)                                                 1,759,635              (706,327)
                                                                                     ------------           -----------

Total liabilities and shareholders' equity (deficiency)                              $  3,540,716           $ 1,447,017
                                                                                     ============           ===========

  The accompanying notes are an integral part of these financial statements.

                 Integrated Business Systems and Services, Inc.
                            Statements of Operations
                        for the years ended December 31,


                                                 2000                    1999                   1998
                                             -----------             -----------             -----------

REVENUES
Services                                     $   752,173             $   558,293             $   676,013
Hardware sales                                   633,116                   1,576                  87,123
Software licensing                               850,000                  74,483                      --
Maintenance                                      146,779                 144,865                 257,887
                                             -----------             -----------             -----------

Total revenues                                 2,382,068                 779,217               1,021,023
                                             -----------             -----------             -----------

COST OF REVENUES
Services                                         654,502                 325,142                 348,431
Hardware sales                                   527,717                   1,161                  49,318
Software licensing                               172,936                 137,138                  21,500
Maintenance                                      143,997                  80,404                 107,898
                                             -----------             -----------             -----------
                                               1,499,152                 543,845                 527,147
                                             -----------             -----------             -----------

GROSS MARGIN                                     882,916                 235,372                 493,876
                                             -----------             -----------             -----------

OPERATING EXPENSES
Research and development costs                   306,721                 429,436                  50,992
General and administrative                     3,310,762               1,099,635               1,157,585
Sales and marketing                            1,465,410                 528,144                 342,609
                                             -----------             -----------             -----------

         Total operating expenses              5,082,893               2,057,215               1,551,186
                                             -----------             -----------             -----------

         Loss from operations                 (4,199,977)             (1,821,843)             (1,057,310)

Loss on disposal of equipment                     (8,582)                 (3,077)                     --
Interest income                                  271,591                      --                      --
Interest expense                                (117,452)                (94,938)                (71,451)
Loss on equity investment                       (165,920)                     --                      --
                                             -----------             -----------             -----------
         Net loss                            $(4,220,340)            $(1,919,858)            $(1,128,761)
                                             ===========             ===========             ===========

Loss per share:
         Net loss
           Basic and diluted                 $     (0.31)            $     (0.20)            $     (0.14)
                                             ===========             ===========             ===========

  The accompanying notes are an integral part of these financial statements.

                 Integrated Business Systems and Services, Inc.
           Statements of Changes in Shareholders' (Deficiency) Equity
                  for the three years ended December 31, 2000


                                           Number of         Common           Notes                             Total
                                            Common           Shares         Receivable                       Shareholders'
                                            Shares          Carrying        Officers/       Accumulated      (Deficiency)
                                          Outstanding         Value         Directors         Deficit           Equity
                                          -----------      -----------      ----------      -----------      -------------

Balance, December 31, 1997                  7,987,763      $ 1,700,959      $      --       $(1,609,006)      $    91,953
Sale of common shares                         450,900          306,844             --                --           306,844
Net loss                                           --               --             --        (1,128,761)       (1,128,761)
                                           ----------      -----------      ---------       -----------       -----------

Balance, December 31, 1998                  8,438,663        2,007,803             --        (2,737,767)         (729,964)
Sale of common shares                         861,800          839,695             --                --           839,695
Subordinated debt converted
   to common shares                           346,692          320,000             --                --           320,000
Exercise of options                            76,374          240,038             --                --           240,038
Exercise of warrants                          515,680          519,066             --                --           519,066
Issuance of warrants                               --          215,496             --                --           215,496
Notes receivable officers/directors           298,426               --       (190,800)               --          (190,800)
Net loss                                           --               --             --        (1,919,858)       (1,919,858)
                                           ----------      -----------      ---------       -----------       -----------

Balance, December 31, 1999                 10,537,635        4,142,098       (190,800)       (4,657,625)         (706,327)
Sale of common shares                       1,700,000        4,899,190             --                --         4,899,190
Subordinated debt converted to
    common shares                             163,934          180,000             --                --           180,000
Exercise of options                           256,300          168,574             --                --           168,574
Exercise of warrants                        1,587,000        1,438,538             --                --         1,438,538
Net loss                                           --               --             --        (4,220,340)       (4,220,340)
                                           ----------      -----------      ---------       -----------       -----------

Balance, December 31, 2000                 14,244,869      $10,828,400      $(190,800)      $(8,877,965)      $ 1,759,635
                                           ==========      ===========      =========       ===========       ===========

  The accompanying notes are an integral part of these financial statements.

                 Integrated Business Systems and Services, Inc.
                            Statements of Cash Flows
                        for the years ended December 31,


                                                             2000                1999                1998
                                                          -----------         -----------         -----------

OPERATING ACTIVITIES
Net loss                                                  $(4,220,340)        $(1,919,858)        $(1,128,761)
Adjustments to reconcile net loss to cash
  used in operating activities:
     Depreciation                                              93,342              58,688              59,508
     Amortization of software costs                           168,271             137,138              21,500
     Loss on disposal of equipment                              8,582               3,077                  --
     Write off of prepaid commissions                              --                  --              70,751
     Exercise of options in exchange of accounts
        receivable                                           (283,760)                 --                  --
     Loss on equity investments                               165,920                  --                  --
Changes in operating assets and liabilities:
     Accounts receivable                                     (923,692)             40,067             108,818
     Unbilled revenue                                          28,885              (1,468)            (27,417)
     Interest receivable                                      (25,262)                 --                  --
     Prepaid commissions                                           --             (70,000)            (50,694)
     Prepaid expenses and other assets                        (15,744)             50,430               1,442
     Accounts payable                                         116,194             (17,917)            (27,527)
     Accrued expenses                                        (239,358)           (325,781)            832,864
     Deferred revenue                                         (40,123)            (31,910)             12,380
                                                          -----------         -----------         -----------
Cash used in operating activities                          (5,167,085)         (2,077,534)           (127,136)
                                                          -----------         -----------         -----------

INVESTING ACTIVITIES
Purchase of investments                                       (50,000)                 --                  --
Purchases of property and equipment                          (519,620)            (76,663)            (80,743)
Capitalized internal software development costs                    --             (52,143)           (666,854)
Related party receivable, net                                (122,725)            (82,944)                 --
                                                          -----------         -----------         -----------
Cash used in investing activities                            (692,345)           (211,750)           (747,597)
                                                          -----------         -----------         -----------

FINANCING ACTIVITIES
Payments on notes payable, net                                (28,976)           (217,828)             (2,467)
Proceeds from issuance of subordinated debt                        --                  --             500,000
Payments on long-term debt                                         --             (81,000)            (33,000)
Sale of common shares                                       4,872,069             839,695             306,844
Proceeds from exercise of common stock options and
    warrants                                                1,634,233             384,624                  --
Proceeds from issuance of warrants                                 --             215,496                  --
Proceeds from issuance of convertible promissory
    notes                                                          --           1,250,000                  --
(Borrowings from) repayment to related party, net                  --             (35,300)             35,300
                                                          -----------         -----------         -----------
Cash provided by financing activities                       6,477,326           2,355,687             806,677
                                                          -----------         -----------         -----------

Net increase (decrease) in cash                               617,896              66,403             (68,056)
Cash and cash equivalents at beginning of period               82,996              16,593              84,649
                                                          -----------         -----------         -----------
Cash and cash equivalents at end of period                $   700,892         $    82,996         $    16,593
                                                          ===========         ===========         ===========

  The accompanying notes are an integral part of these financial statements.

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

All financial information presented in these financial statements is expressed in U.S. dollars, except as otherwise noted. The Canadian exchange rates to one U.S. dollar at December 31, 2000 and 1999, were $1.4988 and $1.4529, respectively.

Integrated Business Systems and Services, Inc. ("IBSS") is in the business of providing computer technology products and services to industrial manufacturers and on-line transaction processing businesses primarily in the United States. IBSS' principal business areas are: (1) installing, licensing and servicing systems developed by IBSS that help manage the shop floor transactions of manufacturing facilities (the "Synapse Manufacturing 2.0 System") using IBSS' software Synapse, which manages on-line computer transactions; (2) providing systems integration services to manufacturing companies; and (3) developing and marketing Synapse EAI+ to on-line transaction processing businesses.

IBSS' primary efforts are now directed to the development of a market for its Synapse Manufacturing 2.0 (previously known as FIS 2.0) and Synapse EAI+ software and integration services.

CASH AND CASH EQUIVALENTS - IBSS considers all highly liquid investments with a maturity of three months or less at date of acquisition to be cash equivalents.

REVENUE RECOGNITION - IBSS' revenues are generated primarily by licensing to customers standardized manufacturing software systems and providing integration services, automation and administrative support and information services to the manufacturing industry. IBSS recognizes revenues related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition," as amended.

IBSS licenses software under non-cancelable license agreements and provides services including consulting and maintenance, consisting of product support services and unspecified product updates.

License revenues are recognized when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collectibility is probable.

IBSS's agreements with its customers and resellers do not contain product return rights. Revenues from maintenance, which consist of fees for ongoing support and product updates, are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time and materials basis under separate service arrangements.

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

SOFTWARE DEVELOPMENT COSTS - Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," issued by the Financial Accounting Standards Board, certain costs incurred in the internal development of computer software, which is to be licensed to customers, are capitalized. Amortization of capitalized software costs is provided upon commercial release of the products at the greater of the amount using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product including the period being reported on. IBSS generally amortizes capitalized software costs on a straight-line basis over five years.

Costs that are capitalized as part of internally developed software primarily include direct and indirect costs associated with payroll, computer time and allocable depreciation and other direct allocable costs, among others. All costs incurred prior to the establishment of technological feasibility, which IBSS defines as establishment of a detail design, have been expensed as research and development costs during the periods in which they were incurred. Once technological feasibility has been achieved, costs of producing the product master are capitalized. Capitalization stops when the product is available for general release. The amount by which unamortized software costs exceed the estimated net realizable value, if any, is charged to income in the period it is determined. IBSS evaluates the net realizable value of capitalized computer software costs and intangible assets on an ongoing basis relying on a number of factors, including operating results, business plans, budgets and economic projections.

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

INVESTMENT IN AFFILIATED COMPANY - The equity method of accounting is used for companies and other investments in which IBSS has significant influence; generally this represents common stock ownership or partnership equity of at least 20% and not more than 50%. IBSS' investments in affiliates are stated at cost, adjusted for equity in undistributed earnings or losses, since acquisition.

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

CONCENTRATIONS OF CREDIT RISK - Financial instruments, which potentially subject IBSS to concentrations of credit risk, consist principally of accounts receivable and cash in banks.

IBSS performs ongoing credit evaluations on certain of its customers' financial condition, but generally does not require collateral to support customer receivables. IBSS places its cash and cash equivalents with high credit quality entities and limits the amount of credit exposure with any one entity. At December 31, 2000, the carrying amount and bank balance of IBSS' cash were approximately $751,000 and $836,000, respectively. Approximately $654,000 of the cash on deposit with banks was not covered by federal depository insurance.

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

MAJOR CUSTOMERS - IBSS derives a substantial portion of its gross revenues from sales to three major customers. For the years ended December 31, 2000, 1999 and 1998 sales to these three customers totaled approximately $2,006,000, $608,000 and $684,000, respectively. Accounts receivable due from these customers were approximately $780,000 and $78,000 at December 31, 2000 and 1999, respectively.

FOREIGN CURRENCY TRANSACTIONS - Transaction gains and losses are included in the results of operations of the period in which they occur. Assets and liabilities are translated utilizing year-end exchange rates. Transaction losses for the three years ended December 31, 2000 were not material.

NEW ACCOUNTING STANDARDS - In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments of fair value. SFAS 133 contains disclosure requirements based on the type of hedge and the type of market risk that is being hedged. IBSS has elected to defer adoption of SFAS 133 until 2001. IBSS does not believe adoption will have a material impact on IBSS' financial position or results of operations.

NOTE 2.  ACQUISITION:

In June 2000, IBSS established the corporate charter of ASP*N, L.L.C ("ASP*N"), as a 25% joint venture with a financial services company. ASP*N's primary purpose is to develop and implement technological strategies for application service providers.

On November 10, 2000, ASP*N contributed professional and technology consulting services to Wilcam Systems, L.L.C. ("Wilcam") for a 50% interest in Wilcam's Class B common stock and purchased an additional 4% of Wilcam's Class D non-voting common stock for $600,000. On December 31, 2000, ASP*N exercised its option for 3.5% of Wilcam's Class D common stock. The November 10 and December 31, 2000 purchases of Class D common stock diluted the Class B common stock by 3.75%. ASP*N's resulting ownership percentages in Wilcam were 46.25% Class B and 7.5% Class D common stock.

IBSS invoiced ASP*N approximately $500,000 for professional and technology services provided to Wilcam through ASP*N. On December 31, 2000, IBSS exercised its option for an additional 25% interest in ASP*N's common stock in exchange for the receivable balance of approximately $500,000 due from ASP*N, in accordance with EITF 00-8: Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services. After IBSS equity method eliminations, the sale of services resulted in a net services

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements


revenue recognition of approximately $284,000. Expenses associated with these services were general and administrative expenses and are accordingly reflected as such in these financial statements.

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements


NOTE 2.  ACQUISITION (CONTINUED):

During 2000, IBSS loaned $305,000 to Wilcam for operational purposes. The note bears interest at the prime rate plus 1% and is due on demand. In addition, IBSS invoiced Wilcam approximately $165,000 for maintenance and consulting services. As of December 31, 2000, IBSS committed to convert approximately $180,000 of the Wilcam loan to a 1.2% equity interest in Wilcam's Class D common stock.

Summarized financial information for the equity affiliate at December 31, 2000 is as follows:


Accounts receivable                                       $  51,548
Note receivable                                              85,000
Investment in affiliate, at equity                          506,770
                                                          ---------
Total assets                                                643,318
                                                          =========

Current liabilities                                          51,448
Note payable                                                 93,691
Total capital                                               498,179
                                                          ---------
Total liabilities and capital                             $ 643,318
                                                          =========

Net sales                                                 $      --
                                                          =========
Net loss                                                  $(599,921)
                                                          =========


NOTE 3.  CAPITALIZED SOFTWARE COSTS:

Capitalized software costs consists of the following at December 31:


                                                   2000              1999
                                                 ---------         ---------

Internally developed software                    $ 998,105         $ 998,105
Less accumulated amortization                     (398,375)         (230,104)
                                                 ---------         ---------

Capitalized software costs, net                  $ 599,730         $ 768,001
                                                 =========         =========

IBSS has determined that no write-down of capitalized software costs for impairment is necessary for the reporting periods included in these financial statements.

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements


NOTE 4.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the following at December 31:


                                       2000              1999
                                     ---------         ---------

Computer equipment                   $ 281,869         $ 278,550
Furniture and fixtures                 180,806            79,209
Marketing equipment                    102,019                --
Office and other equipment              90,083            43,388
Computer software                       33,543            13,115
Leasehold improvements                  40,039               372
                                     ---------         ---------
                                       728,359           414,634
Less accumulated depreciation         (155,009)         (258,980)
                                     ---------         ---------

Property and equipment, net          $ 573,350         $ 155,654
                                     =========         =========

NOTE 5.  NOTES PAYABLE:

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

During 1999, IBSS established an agreement with a vendor to restructure payment of outstanding invoices. IBSS transferred approximately $157,000 from accrued expenses to notes payable. Payments of $20,000 plus interest at prime plus 2% are due monthly. The note was fully paid at December 31, 2000.

NOTE 6.  LONG-TERM DEBT:

During 1999, IBSS issued $1,250,000 principal amount of convertible notes (the "Convertible Notes") due in full on January 1, 2002. Interest on the Convertible Notes is payable quarterly commencing in October 1999 at rates ranging from 7% to 10%. The Convertible Notes are convertible into common shares at $2.50 per share, at the option of the holder. The Convertible Notes are redeemable at the holders' option in whole prior to the maturity date or in whole or in part, at the maturity date.

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements


NOTE 7.  SUBORDINATED DEBT:

During 1998, IBSS issued $500,000 principal amount of 12% convertible subordinated notes (the "Subordinated Notes") due June 5, 2003. Interest on the Subordinated Notes is payable monthly, commencing in June 1999. The Subordinated Notes are convertible into common shares at $0.923, $1.098, $1.273, $1.448 and $1.623 per share in years one through five, respectively, at the option of the holder. The Subordinated Notes are redeemable at IBSS' option, in whole or in part, at any time after June 5, 2002. The Subordinated Notes are subordinate to all other indebtedness of IBSS. On June 4, 1999, notes in the principal amount of $320,000 were converted to 346,692 shares of stock at the first year conversion rate of $0.923. On February 16, 2000, the remaining notes in the principal amount of $180,000 were converted to 163,934 shares of stock at the second year conversion rate of $1.098.

As part of the Subordinated Note financing, IBSS issued the debt holders 541,000, non-transferable, detachable warrants with a two-year term, which entitle the holder to purchase one common share for each warrant. The warrants were exercisable at a price of $0.923 in year one and are exercisable at a price of $1.061 in year two. On November 2, 1999, 259,680 of the warrants were exercised at a price of $1.061. During 2000, the remaining 281,320 warrants were exercised at a price of $1.061.

NOTE 8.  SHAREHOLDERS' (DEFICIENCY) EQUITY:

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

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements


dividend, voting, redemption and conversion rights. The Board of Directors also may designate par value, preferences in liquidation and the numbers of shares constituting any series.

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements


NOTE 8.  SHAREHOLDERS' (DEFICIENCY) EQUITY (CONTINUED):

Warrants - The following table shows warrants outstanding for the purchase of common shares at December 31, 2000. Warrants are exercisable at the option of the holder.


                                                                                                   Warrants
       Issue Date                                   Exercise Price                                Outstanding
--------------------------      -----------------------------------------------------             -----------

July 23, 1999                   $2.40 per share in years one through three.                         900,000

July 23, 1999                   $3.40 per share in years one through three.                         370,000

July 23, 1999                   $1.40 per share in years one through three.                         150,000

July 23, 1999                   $1.40, $2.40 and $3.40 per share in years one through
                                    three, respectively.                                            320,000

August 2, 1999                  $1.00 per share in years one through two.                            25,000

January 3, 2000                 $1.87 per share in years one through two.                            50,000

January 3, 2000                 $1.87 per share in years one through five.                           11,855

February 4, 2000                $5.94 and $10.38 in years one through five.                         259,680

February 25, 2000               $2.50 and $3.50 for Group A options and
                                    Group B options, respectively.                                  600,000

February 25, 2000               $5.50, $6.00, and $6.50 per share in years one
                                    through three, respectively.                                    250,000
                                                                                                  ---------

Total Outstanding Warrants                                                                        2,615,000
                                                                                                  =========


                                                                Weighted average
                                                                   exercise
                                                Warrants         price per share
                                               ----------       ----------------
Outstanding at December 31, 1998(1)                56,000             $1.15
Outstanding at December 31, 1998                  541,000             $ .99
Granted during the year                         3,270,680             $1.85
Exercised during the year(1)                      (56,000)            $1.15
Exercised during the year                        (459,680)            $1.03
                                               ----------             -----
Outstanding at December 31, 1999                3,352,000             $1.84
Granted during the year                           850,000             $3.88
Exercised during the year                      (1,587,000)            $0.91
                                               ----------             -----
Outstanding at December 31, 2000                2,615,000             $2.91
                                               ==========             =====

(1)      Canadian Dollars

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements


NOTE 9.  LOSS PER SHARE:

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share:


                                                                    2000                     1999                    1998
                                                                 ------------             -----------             -----------

NUMERATOR:
     Numerator for basic and diluted loss per share              $ (4,220,340)            $(1,919,858)            $(1,128,761)
                                                                 ------------             -----------             -----------

DENOMINATOR:
   Weighted average common shares - basic and diluted
     calculation                                                   13,483,211               9,478,146               8,210,542
                                                                 ------------             -----------             -----------

BASIC AND DILUTED LOSS PER SHARE                                 $      (0.31)            $     (0.20)            $     (0.14)
                                                                 ============             ===========             ===========

The warrants and options were not included in the computation of diluted loss per share because the warrants and options are antidilutive when included in the computation due to IBSS's net loss.

NOTE 10.  EMPLOYEE BENEFITS:

Retirement Plan - IBSS maintains a 401(k) retirement plan, which is managed by an outside trustee. All employees are eligible to participate. IBSS has not contributed to the 401(k) plan.

Stock Option Plan - IBSS' Board of Directors has adopted a stock option plan (the "Option Plan"). The effective date of the Option Plan was April 29, 1997. Options normally extend for 5 years and under committee policy generally become exercisable in installments of 50 percent per six months commencing six months from the date of grant. The maximum number of common shares of IBSS reserved for issuance under the Option Plan, including options currently outstanding, will not exceed 1,860,000. The number of common shares reserved for issuance to any one person cannot exceed 5% of the number of issued and outstanding common shares, and no person is entitled to receive in any one year grants regarding more than 50,000 shares. The plan closed on December 31, 2000. On June 28, 2000, IBSS adopted the 2001 Stock Incentive Plan, effective January 1, 2001. The plan provides for option awards of up to 600,000 shares, stock appreciation rights and restricted stock awards. The options have a term up to ten years.

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements


NOTE 10.  EMPLOYEE BENEFITS (CONTINUED):

Information with respect to options granted under the Stock Option Plan is as follows:


                                                                     Weighted average
                                                                        exercise
                                                 Stock Options       price per share
                                                 -------------       ----------------
Outstanding at December 31, 1998(1)                 776,360             $ 1.19
Granted during the year(1)                          222,500             $ 1.03
Granted during the year                             401,300             $ 1.33
Exercised during the year(1)                       (374,800)            $ 0.91
Expired or cancelled during the year(1)            (142,660)            $ 1.44
Expired or cancelled during the year                (12,500)            $ 0.63
                                                   --------             ------
Outstanding at December 31, 1999(1)                 481,400             $ 1.25
Outstanding at December 31, 1999                    308,800             $ 1.30
Granted during the year                             552,998             $ 7.82
Exercised during the year(1)                       (160,400)            $ 0.95
Exercised during the year                           (95,900)            $ 0.67
Expired or cancelled during the year                 (3,000)            $15.00
                                                   --------             ------
Outstanding at December 31, 2000(1)                 321,000             $ 1.42
                                                   ========             ======
Outstanding at December 31, 2000                    842,898             $ 5.64
                                                   ========             ======

Exercisable at December 31, 2000(1)                 321,000             $ 1.42
                                                   ========             ======
Exercisable at December 31, 2000                    642,066             $ 5.19
                                                   ========             ======

(1)      Canadian Dollars

Had compensation expense for IBSS' Option Plan been determined based upon fair values at the grant dates for awards under the Option Plan in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," IBSS' net loss and net loss per share would have increased to the pro forma amounts indicated below. Additional stock option awards are anticipated in future years.


                                 2000                  1999                 1998
                              -----------          -----------          -----------
Net Loss
    As reported               $(4,220,340)         $(1,919,858)         $(1,128,761)
    Pro forma                 $(6,937,905)         $(2,446,134)         $(1,386,387)
Net loss per share
    As reported               $     (0.31)         $     (0.20)         $     (0.14)
    Pro forma                 $     (0.51)         $     (0.26)         $     (0.17)

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements


NOTE 10.  EMPLOYEE BENEFITS (CONTINUED):

The pro forma disclosures required by SFAS 123 regarding net loss and net loss per share is stated as if IBSS has accounted for stock options using fair values. Using the Black-Scholes option pricing model the fair value at the date of grant for these options was estimated using the following assumptions: risk-free interest rates ranging from 4.42% to 6.44%, volatility factor of the expected market price of IBSS' common stock of 4.323 and 4.087 for options issued during 2000 and 1999, respectively; and an expected option life ranging from six months to four years. The weighted average fair value for options granted under the Option Plan during 2000 and 1999 was $7.85 and $0.77, respectively.

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

NOTE 11.  INCOME TAXES:

Deferred income taxes reflect the net tax effect of temporary differences and carryforwards between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of IBSS' deferred tax assets and liabilities consisted of the following at December 31:


                                                2000                    1999
                                            -----------             -----------

Deferred tax assets:
    Operating loss carryforwards            $ 3,008,683             $ 1,552,876
    Deferred revenue                             18,297                  33,544
    Other, net                                   40,900                   6,437
    Valuation allowance                      (2,818,611)             (1,297,236)
                                            -----------             -----------

Total deferred tax assets                       249,269                 295,621
                                            -----------             -----------

Deferred tax liabilities:
    Capitalized software costs                 (227,898)               (291,841)
    Depreciation                                (21,371)                 (3,780)
                                            -----------             -----------

Total deferred tax liabilities                 (249,269)               (295,621)
                                            -----------             -----------

Total                                       $        --             $        --
                                            ===========             ===========

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements


NOTE 11.  INCOME TAXES (CONTINUED):

Temporary differences and carryforwards, which gave rise to significant portions of deferred tax assets and liabilities at December 31, are as follows:


                                                  2000                   1999                   1998
                                               -----------             ---------             ---------

 Operating loss carryforward                   $ 1,424,973             $ 685,496             $ 661,531
 Deferred revenue                                  (15,247)              (12,126)                4,705
 Other, net                                         47,706                    27                 4,999
 Capitalized software costs                         63,943                32,297              (245,234)
 Valuation allowance                            (1,521,375)             (705,694)             (426,001)
                                               -----------             ---------             ---------

          Net deferred income taxes            $        --             $      --             $      --
                                               ===========             =========             =========

The principal reasons for the differences between income tax expense and the amount computed by applying the statutory federal rate to pre-tax loss were as follows for the three years ended December 31:


                                                            2000                   1999                   1998
                                                         -----------             ---------             ---------

Tax at statutory federal rate                            $(1,384,714)            $(652,752)            $(383,779)
Effect on rate of:
   Life insurance premiums                                    (4,030)               (4,720)               (7,368)
   Penalties                                                 (18,453)              (10,968)              (27,519)
   Non-deductible expenses                                   (23,615)               (4,098)               (2,863)
   State income taxes,  net of federal income
     tax effect                                              (90,563)              (33,156)               (4,472)
   Change in valuation allowance                           1,521,375               705,694               426,001
                                                         -----------             ---------             ---------

Total                                                    $        --             $      --             $      --
                                                         ===========             =========             =========

As of December 31, 2000, IBSS had federal and state net operating loss carryforwards of approximately $8,000,000. The net operating loss carryforwards will expire between 2017 and 2020, if not utilized.

NOTE 12.  RELATED PARTY TRANSACTIONS:

For the year ended December 31, 2000, approximately $949,000 of total revenues was from licensing and services provided to related parties. Trade accounts receivable due from the related parties at December 31, 2000 were approximately $165,000.

Related party receivables at December 31, 2000 are advances primarily to Company directors. Substantially all of these advances are provided to three officers/directors of IBSS. Upon

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements


employee termination, IBSS may not have the ability to collect the advances from the terminated employees. To date, no employee advances have been written off.

NOTE 12.  RELATED PARTY TRANSACTIONS (CONTINUED):

At December 31, 2000, IBSS held six notes receivable with balances totaling $190,800 from officers/directors of IBSS. IBSS loaned the officers/directors money to exercise Common Stock purchase warrant agreements to purchase an aggregate of 300,000 shares of IBSS's common stock at the applicable exercise price of $0.60 to $0.68 per share. These notes, which bear interest at the prime rate per annum, mature on April 29, 2002 with the principal balance and interest due at maturity. The loans are collaterized by 300,000 shares of common stock. The receivable is shown on the balance sheets as a reduction in stockholders' equity.

In 1999, IBSS loaned money to related parties for the purchase of 173,120 shares of IBSS's common stock at an exercise price of $1.061 per share. These notes, which are non-interest bearing, are due on demand. In the first quarter of 2000, IBSS received full payment of the related party notes receivable.

NOTE 13.  SUPPLEMENTAL CASH FLOW INFORMATION:

During the years presented below, interest paid amounted to:


                           2000                1999                1998
                         --------            --------            -------

Interest paid            $129,608            $104,287            $19,787
                         ========            ========            =======

The following table summarizes non-cash investing and financing activities:


                                                                2000                      1999                  1998
                                                           --------------            --------------            ------

Transfer of inventory to property and equipment            $           --            $           --            $3,962
                                                           ==============            ==============            ======

Conversion of convertible notes into capital               $      180,000            $      320,000            $   --
                                                           ==============            ==============            ======

Transfer of accrued expenses to notes payable              $           --            $      156,976            $   --
                                                           ==============            ==============            ======

Issuance of notes for purchase of common stock             $           --            $      374,480            $   --
                                                           ==============            ==============            ======

NOTE 14.  COMMITMENTS AND CONTINGENCIES:

Operating Lease Commitments - IBSS leases its principal facilities under a noncancellable operating lease expiring in October 2004 with an option to renew for one five year period at market rates. IBSS also leases a Detroit office under a noncancellable operating lease expiring in November, 2003. The leases are subject to annual adjustments for facility operating costs in excess of an established base year.

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements


NOTE 14.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

At December 31, 2000 minimum lease payments are as follows:


          2001                    $  332,647
          2002                       336,704
          2003                       334,205
          2004                       255,596
                                  ----------

                                  $1,259,152
                                  ==========

Rent expense was approximately as follows for the years ended December 31:


               2000         1999       1998
             --------     -------    --------

             $394,000     $88,000    $145,000
             ========     =======    ========

Employment Contracts - IBSS has employment agreements with its executive officers and many of its employees. These agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 2000, excluding bonuses, is approximately $1,737,000.

Letter of Credit - IBSS issued a letter of credit, in favor of a vendor, in the aggregate amount of $50,000. The letter of credit is unused as of December 31, 2000 and expires in April 2001.

NOTE 15.  SIGNIFICANT RISKS AND UNCERTAINTIES:

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

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements


NOTE 15.  SIGNIFICANT RISKS AND UNCERTAINTIES (CONTINUED):

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

IBSS' primary efforts are now directed to a market for its Synapse Manufacturing 2.0 and Synapse EAI+ software and integration services. Like other companies at this stage of development, IBSS is subject to numerous risks, including the uncertainty of its chosen market, its ability to develop its markets and its ability to finance operations and other risks.

NOTE 16.  SEGMENTED INFORMATION:

Management has determined that IBSS operates in one dominant industry segment, which involves the supply of computer technology products and services. These products and services have similar economic characteristics, customers and distribution methods. All of IBSS's operations, assets, and employees are located in the United States and its revenues are generated in the United States.

NOTE 17.  SUBSEQUENT EVENTS

On January 5, 2001, IBSS converted a related party note receivable in the approximate amount of $180,000 for a 1.2% investment in Wilcam's Class D non-voting common stock. On March 22, 2001, IBSS purchased an additional 2.4% investment in Wilcam's Class D non-voting common stock for $360,000.