Form 10QSB
period 2001-03-31
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2001-05-15
CIK 1040863

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             March 31, 2001
                                            --------------

( )      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transaction period from:                     to                      .
                                  -----------------      --------------------

Commission File number:                     0-24031
                                            -------

                 Integrated Business Systems and Services, Inc.
                 ----------------------------------------------
        Exact name of small business issuer as specified in its charter)


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


     14,394,869 shares of no par common shares outstanding at March 31, 2001
     -----------------------------------------------------------------------


Transitional Small Business Disclosure Format (check one)  (  )  Yes  (X)  No

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                                      INDEX

PART I       FINANCIAL INFORMATION                                         Page
                                                                          Number
             Item 1  Financial Statements

                     Balance Sheets -  March 31, 2001, and                   3
                     December 31, 2000

                     Statements of Operations for the three months           4
                     ended March 31, 2001, and 2000, respectively

                     Statements of Cash Flows for the three months           5
                     ended March 31, 2001, and 2000, respectively

                     Notes to Consolidated Financial Statements              6

             Item 2  Management's Discussion and Analysis of Financial       7
                     Condition and Results of Operations

PART II      OTHER INFORMATION

             Items 1 - 6                                                     9

SIGNATURES                                                                   9

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                  INTEGRATED BUSINESS SYSTEMS & SERVICES, INC.
                                 BALANCE SHEETS

                                                                          March 31,          December 31,
                                                                             2001                2000
                                                                         (unaudited)          (audited)
                                                                         -----------         -----------
Assets
Current assets:
  Cash and cash equivalents                                              $   601,240         $   700,892
  Accounts receivable, trade                                               1,099,466           1,015,330
  Short-term investment                                                       50,000              50,000
  Related party notes receivable                                                   0             305,000
  Interest receivable                                                         24,419              25,262
  Other prepaid expenses                                                      77,297              64,835
                                                                         -----------         -----------

Total current assets                                                       1,852,422           2,161,319
Capitalized software costs, net                                              554,926             599,730
Property and equipment, net                                                  636,726             573,350
Related party receivable                                                      82,249              84,349
Investment in affiliated company, at equity                                  580,701             117,840
Other assets                                                                   4,303               4,128
                                                                         -----------         -----------

Total assets                                                             $ 3,711,327         $ 3,540,716
                                                                         ===========         ===========

Liabilities and shareholders' equity (deficiency)
Current liabilities:
  Notes payable                                                            2,663,000                   0
  Accounts payable                                                           287,316             245,417
  Accrued liabilities:
     Accrued compensation and benefits                                       165,156             141,261
     Accrued payroll taxes                                                    13,921               7,248
     Accrued professional fees                                               100,055              51,385
     Accrued interest                                                         38,046              31,250
     Other                                                                     4,358               6,370
  Deferred revenue                                                            52,681              48,150
                                                                         -----------         -----------

Total current liabilities                                                  3,324,533             531,081
Long-term debt, net of current portion                                             0           1,250,000
                                                                         -----------         -----------

Total liabilities                                                        $ 3,324,533         $ 1,781,081
                                                                         -----------         -----------

Commitments and contingencies

Stockholders' equity:
  Common Shares, voting, no par value, 100,000,000 shares
    authorized, 14, 394,869 and 14,244,869, shares outstanding
    at March 31, 2001, and December 31, 2000, respectively                11,115,400          10,828,400
  Notes receivable - stock                                                  (190,800)           (190,800)
  Accumulated deficit                                                    (10,537,806)         (8,877,965)
                                                                         -----------         -----------
Total shareholders' equity                                                   386,794           1,759,635
                                                                         -----------         -----------
Total liabilities and shareholders' equity                               $ 3,711,327         $ 3,540,716
                                                                         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months
                                                           ended March 31,
                                                  ---------------------------------
                                                      2001                 2000
                                                  ------------         ------------
Revenues:

Service revenue                                   $    406,894         $     24,089
Maintenance and support                                 29,775               22,088
Hardware revenue                                       441,847                    0
Other revenue                                            7,593                8,270
                                                  ------------         ------------

  Total revenues                                       886,109               54,447
                                                  ------------         ------------

Cost of revenues:                                      685,504              174,093
                                                  ------------         ------------
Gross Profit (loss)                                    200,605             (119,646)

Operating expenses:

Research and development costs                         261,339               42,278
General and administrative                             868,380              654,296
Sales and marketing                                    629,238              209,318
                                                  ------------         ------------

  Total operating expenses                           1,758,957              905,892
                                                  ------------         ------------

  Loss from operations                              (1,558,352)          (1,025,538)
                                                  ------------         ------------

Interest income                                         13,722               25,574
Other income                                                 0               90,265
Interest expense                                       (38,070)             (26,605)
Loss on equity investment                         $    (77,139)                   0
                                                  ------------         ------------

  Total other income (expense)                        (101,487)              89,234
                                                  ------------         ------------

Net loss                                          $ (1,659,839)        $   (936,304)
                                                  ============         ============

Earnings (loss) per share
  Basic and diluted                               $      (0.12)        $      (0.08)
                                                  ============         ============

Weighted average common shares outstanding          14,293,869           11,571,026

   The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months
                                                                  ended March 31,
                                                         -------------------------------
                                                             2001                2000
                                                         -----------         -----------
Operating activities:
Net loss                                                 $(1,659,839)        $  (936,304)
Adjustments to reconcile net loss to cash used in
operating activities:
  Depreciation/amortization                                   35,075              19,498
  Amortization of software cost                               44,805              42,068
  Write-off of accounts payable                                    0             (90,285)
  Loss on equity investments                                  77,139                   0
Changes in assets and liabilities:
  Accounts receivable                                        (82,036)             79,060
  Interest receivable                                            843              (6,903)
  Prepaid commissions                                              0             (19,560)
  Prepaid expenses and other assets                          (12,638)             20,725
  Accounts payable                                            41,899              (8,087)
  Accrued expenses                                            84,022            (335,853)
  Deferred revenue                                             4,531             (33,969)
                                                         -----------         -----------
Cash used in operating activities                         (1,466,199)         (1,269,610
                                                         -----------         -----------

Investing activities:
Purchases of property and equipment, net                     (98,451)           (152,585)
Investment in affiliate companies                           (540,000)                  0
Related party note receivable                                305,000             183,680
Related party receivable                                           0              (1,251)
                                                         -----------         -----------
Cash provided by (used in) investing activities             (333,451)             29,844
                                                         -----------         -----------

Financing activities:
Payments on notes payable, net                             1,413,000             (28,976)
Payments on long-term debt                                         0                   0
Sale of common shares                                              0           4,872,070
Proceeds from exercise of common stock options
  and warrants                                               287,000             444,517
                                                         -----------         -----------
Cash provided by financing activities:                     1,700,000           5,287,611
                                                         -----------         -----------

Net increase (decrease) in cash                              (99,650)          4,047,845
Cash and cash equivalents at beginning of period             700,892              82,996
                                                         -----------         -----------
Cash and cash equivalents at end of period               $   601,242         $ 4,130,841
                                                         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for year ended December 31, 2000.

EARNINGS PER SHARE

The computation of basic earnings (loss) per share and diluted earnings (loss) per share is in conformity with the provisions of Statement of Financial Accounting Standards No. 128.

                                     ITEM 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto set forth elsewhere in this report.

Results of Operations

For the three months ended March 31, 2001, as compared to the three months ended March 31, 2000.

Revenues. Total revenues increased $831,662 to $886,109 in the three months ended March 31, 2001, from $54,447 in the three months ended March 31, 2000. This increase was primarily attributable to an increase in both service revenue and hardware revenue due to an increase in the Synapse-based product sales, and hardware to accompany said software.

Cost of Revenues. Total cost of revenues increased $511,411 to $685,504 in the three months ended March 31, 2001 from $174,093 in the three months ended March 31, 2000. These figures included a $331,397 increase in hardware cost. Also, this increase was attributable to increases in direct labor costs due to an approximate 50% increase in the number of employees in the development, design, production and project management areas.

The cost of revenues as a percentage of total revenues was 77% and 320% in the three months ended March 31, 2001, and 2000, respectively. Accordingly, the gross margin was 22% and (220%) in the three months ended March 31, 2001, and 2000, respectively.

Research and Development. Research and development costs increased $219,061 to $261,339 in the three months ended March 31, 2001, from $42,278 in the three months ended March 31, 2000. Research and development costs represented 29% and 77% of total revenues for the three months ended March 31, 2001, and 2000, respectively.

General and Administrative. General and administrative expenses, including interest expense, increased $225,549 to $906,450 in the three months ended March 31, 2001, from $680,901 in the three months ended March 31, 2000. General and administrative expenses increased due to the new allocation of time by technical staff for administrative projects. General and administrative expenses, including interest expense, represented 102% and 1,250% of total revenues in the three months ended March 31, 2001, and 2000, respectively.

Sales and Marketing. Sales and marketing expenses increased $419,920 to $629,238 in the three months ended March 31, 2001 from $209,318 in the three months ended March 31, 2000. This increase was attributable to increases in marketing salaries due to additional sales and marketing staff, as well as increases in professional fees and public relations awareness expenses. Also, included in this line item are the new allocation of time by technical staff for sales and marketing expenses and a reclassification of prepaid commissions. Sales and marketing expenses represented 71% and 384% of total revenues in the three months ended March 31, 2001, and 2000, respectively.

Corporate and Other Related Non-Operating Items. Interest income decreased $11,882 in the quarter ended March 31, 2001, as a result of smaller cash balances.

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

         We entered into a lease agreement with the Atrium Northeast Limited Partnership effective November 1, 2000, for a five-year period with an option to renew for one five-year period at market rates. The lease is for approximately 19,500 square feet of office space at a base rate of $276,391 for the first year. The second year base rent increases to $280,922. The third through fifth year base rent increases to $285,453.

         Net cash used in operating activities was approximately $1,466,200 during the three months ended March 31, 2001, as compared to approximately $1,269,600 during the three months ended March 31, 2000. The increase in cash used in operating activities in 2001 was mainly due to an increase in the net loss and increases in accounts receivable.

         Net cash used in investing activities was approximately $333,500 during the three months ended March 31, 2001, as compared to approximately $29,800 provided during the three months ended March 31, 2000. The net cash used in investing activities in 2001 was primarily for investment in an affiliate.

         Net cash provided by financing activities was approximately $1,700,000 during the three months ended March 31, 2001, as compared to approximately $5,288,000 during the three months ended March 31, 2000. The net cash provided by financing activities in 2001 resulted primarily from the notes payable for $1,413,000 issued during the quarter.

ADVISORY NOTE REQUIRING FORWARD-LOOKING STATEMENTS

         This form 10-QSB contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Form 10-QSB that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations, include, among other things, the risk associated with start-up companies, including start-up losses, liquidity problems, uncertainty of revenues, markets, profitability and the need for additional funding; the risks that the Company may be unable to raise additional capital through private financings, debt or equity offerings or collaborative arrangements with others on acceptable terms; intense competition from a variety of competitors with greater resources and market acceptance; the Company's limited experience is assembling a sales and marketing team and strategy; the potential need to make continuing significant investments in software development in response to rapidly evolving technologies and technological shifts; the risks associated with the potential loss of one or more key customers of the Company; the Company's dependence upon key personnel; the challenges and uncertainties in the implementation of the

Company's expansion and development strategies; and other factors described in other reports filed by the Company with the Securities and Exchange Commission.



                                     PART II

                                OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         The Company is not a party to any pending litigation.

ITEM 2 - CHANGES IN SECURITIES

         This item is not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         This item is not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders of the Company during the first quarter of fiscal year 2001.

ITEM 5 - OTHER INFORMATION

         This item is not applicable.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

         There were no Form 8-K filings during the period.





                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.

Integrated Business Systems and Services, Inc.
(Registrant)


/s/ Harry P. Langley
--------------------------------------
Harry P. Langley
President, Chief Executive Officer and
Chairman of the Board

Date:    May 15, 2001