Form 10QSB
period 2001-06-30
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2001-08-14
CIK 1040863

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             June 30, 2001
                                            -------------

( )      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transaction period from:                     to                  .
                                  -----------------      ----------------

Commission File number:                     0-24031
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


    16,842,294 shares of no par common shares outstanding at June 30, 2001
    ------------------------------------------------------------------------


Transitional Small Business Disclosure Format (check one)  (  )  Yes  (X)  No

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION                                            Page
                                                                         Number
         Item 1  Financial Statements                                     3 - 6

                 Balance Sheets -  June 30, 2001, and
                 December 31, 2000                                          3

                 Statements of Operations for the three months and six
                 months ended June 30, 2001, and 2000, respectively         4

                 Statements of Cash Flows for the three months
                 ended June 30, 2001, and 2000, respectively                5

                 Notes to Consolidated Financial Statements                 6

         Item 2  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        7

PART II  OTHER INFORMATION                                                 10

         Items 1 - 6

SIGNATURES

                         PART I - FINANCIAL INFORMATION

                          ITEM 1- FINANCIAL STATEMENTS
                  INTEGRATED BUSINESS SYSTEMS & SERVICES, INC.
                                 BALANCE SHEETS

                                                                    June 30, 2001       December 31, 2000
                                                                      (unaudited)           (audited)
                                                                     ------------         ------------

Assets
Current assets:
  Cash and cash equivalents                                          $     60,316         $    700,892
  Accounts receivable, trade                                            1,356,910            1,015,330
  Short-term investment                                                         0               50,000
  Related party notes receivable                                                0              305,000
  Notes receivable                                                         30,000                    0
  Subscriptions receivable                                                352,000                    0
  Interest receivable                                                      25,292               25,262
  Other prepaid expenses                                                  119,534               64,835
                                                                     ------------         ------------

Total current assets                                                    1,944,052            2,161,319
Capitalized software costs, net                                           510,121              599,730
Property and equipment, net                                               641,796              573,350
Investment in affiliated company, at equity                               510,103              117,840
Related party receivable                                                   79,399               84,349
Other assets                                                                4,303                4,128
                                                                     ------------         ------------

Total assets                                                         $  3,689,774         $  3,540,716
                                                                     ============         ============

Liabilities and shareholders' equity
Current liabilities:
 Notes payable                                                          1,218,937                    0
 Accounts payable                                                         245,230              245,417
  Accrued liabilities:
     Accrued compensation and benefits                                    178,428              141,261
     Accrued payroll taxes                                                  8,715                7,248
     Accrued professional fees                                            126,715               51,385
     Accrued interest                                                      69,624               31,250
     Other                                                                 13,405                6,370
  Deferred revenue                                                        104,824               48,150
                                                                     ------------         ------------

Total current liabilities                                               1,965,878              531,081
Long-term debt, net of current portion
                                                                                0            1,250,000
                                                                     ------------         ------------

Total liabilities:                                                   $  1,965,878         $  1,781,081
                                                                     ------------         ------------

Shareholders' equity:
    Common Shares, voting, no par value, 100,000,000 shares
    authorized, 16,842,294 and 14,244,869, shares outstanding
    at June 30, 2001 and December 31, 2000, respectively               13,827,245           10,828,400
  Notes receivable - stock                                               (190,800)            (190,800)
  Accumulated deficit                                                 (11,912,549)          (8,877,965)
                                                                     ------------         ------------
Total shareholders' equity                                              1,723,896            1,759,635
                                                                     ------------         ------------
Total liabilities and shareholders' equity                           $  3,689,774         $  3,540,716
                                                                     ============         ============


   The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months                              Six Months
                                                Ended June 30,                            Ended June 30,
                                          2001                 2000                 2001                 2000
                                      ------------         ------------         ------------         ------------
Revenue:

Service revenue                       $    663,842         $    131,425         $  1,070,735         $    155,515
License revenue                                  0              500,000                    0              500,000
Maintenance and support                     22,593               22,089               52,367               44,177
Hardware revenue                            33,625                    0              475,473                    0
Other revenue                               32,836                2,836               40,430               11,106
                                      ------------         ------------         ------------         ------------

  Total revenues                           752,896              656,350            1,639,005              710,798
                                      ------------         ------------         ------------         ------------

Cost of revenues                           408,244              154,492            1,093,748              328,585
                                      ------------         ------------         ------------         ------------

Gross Profit                               344,652              501,858              545,257              382,213

Operating expense:

Research and development costs             163,271               84,451              424,610              126,730
General and administrative                 872,681              736,240            1,741,061            1,390,067
Sales and marketing                        555,606              336,973            1,184,844              546,291
                                      ------------         ------------         ------------         ------------

  Total operating expenses               1,591,558            1,157,664            3,350,515            2,063,088
                                      ------------         ------------         ------------         ------------

  Loss from operations                  (1,246,906)            (655,806)          (2,805,258)          (1,680,875)
                                      ------------         ------------         ------------         ------------

Interest income                              5,580               63,269               19,271               88,843
Other income                                    10                  215                   41               90,480
Interest expense                           (62,828)             (22,460)            (100,898)             (49,065)
Loss on equity investment                  (70,599)                   0             (147,738)                   0
                                      ------------         ------------         ------------         ------------

  Total other (expense) income            (127,837)              41,024             (229,324)             130,258
                                      ------------         ------------         ------------         ------------

Net loss                              $ (1,374,743)        $   (614,782)        $ (3,034,582)        $ (1,550,617)
                                      ============         ============         ============         ============

Earnings (loss) per share
  Basic and diluted                   $      (0.10)        $      (0.04)        $      (0.21)        $      (0.12)
                                      ============         ============         ============         ============

Weighted average common shares
outstanding                             14,370,292           13,882,911           14,411,821           12,726,968
                                      ============         ============         ============         ============

   The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Six Months
                                                                            ended June 30,
                                                                   -------------------------------
                                                                       2001                2000
                                                                   -----------         -----------
OPERATING ACTIVITIES
Net loss                                                           $(3,034,582)        $(1,550,617)
Adjustments to reconcile net loss to cash used in
operating activities:
  Depreciation/amortization                                             72,319              39,789
  Amortization of software cost                                         89,609              84,136
  Write-off of accounts payable                                              0             (90,285)
  Loss on equity investments                                           147,738                   0
Changes in assets and liabilities
  Investments                                                           50,000             (50,000)
  Accounts receivable                                                 (336,630)           (512,018)
  Interest receivable                                                      (31)            (21,110)
  Prepaid commissions                                                        0             (60,740)
  Prepaid expenses and other assets                                    (54,875)            (33,430)
  Accounts payable                                                        (187)            (15,828)
  Accrued expenses                                                     159,371            (329,990)
  Deferred revenue                                                      56,674             (47,620)
                                                                   -----------         -----------
Cash used in operating activities                                   (2,850,594)         (2,587,713)
                                                                   -----------         -----------

INVESTING ACTIVITIES
Purchases of property and equipment                                   (140,765)           (215,931)
Investment in affiliate companies                                     (540,000)                  0
Related party note receivable                                          275,000             183,680
Related party receivable                                                     0              (2,459)
                                                                   -----------         -----------
Cash used in investing activities                                     (405,765)            (34,710)
                                                                   -----------         -----------

FINANCING ACTIVITIES
Proceeds from (payments on) notes payable, net                       1,218,938             (28,976)
Subscriptions receivable                                              (352,000)                  0
Sale of common shares                                                  350,000           4,872,066
Proceeds from exercise of common stock options and warrants          1,398,845             806,923
                                                                   -----------         -----------
Cash provided by financing activities                                2,615,783           5,650,013
                                                                   -----------         -----------

Net increase (decrease) in cash                                       (640,576)          3,027,590
Cash and cash equivalents at beginning of period                       700,892              82,996
                                                                   -----------         -----------
Cash and cash equivalents at end of period                         $    60,316         $ 3,110,586
                                                                   ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for year ended December 31, 2000.

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

Results of Operations

For the three months ended June 30, 2001, as compared to the three months ended June 30, 2000.

Revenues. Total revenues increased by 15% (or $96,546) to $752,896 in the three months ended June 30, 2001, from $656,350 in the three months ended June 30, 2000. This increase was primarily attributable to an increase in both service revenue and hardware revenue due to earlier sales of the Synapse-based product requiring service and hardware to accompany said software.

Cost of Revenues. Total cost of revenues increased by 164% (or $253,752) to $408,244 in the three months ended June 30, 2001, from $154,492 in the three months ended June 30, 2000. This increase was attributable to increases in direct labor costs due to an approximate 50% increase in the number of employees in the development, design, production and project management areas.

The cost of revenues as a percentage of total revenues were 54% and 24% in the three months ended June 30, 2001, and 2000, respectively. Accordingly, the gross margins were 46% and 76% in the three months ended June 30, 2001, and 2000, respectively.

Research and Development. Research and development costs increased by 93% (or $78,820) to $163,271 in the three months ended June 30, 2001, from $84,451 in the three months ended June 30, 2000. Research and development costs represented 22% and 13% of total revenues for the three months ended June 30, 2001, and 2000, respectively.

General and Administrative. General and administrative expenses, including interest expense, increased by 23% (or $176,809) to $935,509 in the three months ended June 30, 2001, from $753,700 in the three months ended June 30, 2000. General and administrative expenses increased due to the new allocation of time by technical staff for administrative projects. General and administrative costs represented 124% and 116% of total revenues for the three months ended June 30, 2001 and 2000, respectively.

Sales and Marketing. Sales and marketing expenses increased by 65% (or $218,633) to $555,606 in the three months ended June 30, 2001, from $336,973 in the three months ended June 30, 2000. This increase was attributable to increases in marketing salaries due to additional sales and marketing staff, as well as increases in professional fees and public relations expenses. Also, included in this line item are the new allocation of time by technical staff for sales and marketing expenses and a reclassification of prepaid commissions. Sales and marketing expenses represented 74% and 51% of total revenues in the three months ended June 30, 2001, and 2000, respectively.

Corporate and Other Related Non-Operating Items. Interest income decreased by 91% (or $5,580) to $57,689 in the three months ended June 30, 2001, from $63,269 in the three months ended June 30, 2000, as a result of the smaller cash balances.

For the six months ended June 30, 2001, as compared to the six months ended June 30, 2000.

Revenues. Total revenues increased by 131% (or $928,207) to $1,639,005 in the six months ended June 30, 2001, from $710,798 in the six months ended June 30, 2000. This increase was primarily attributable to an increase in both service revenue and hardware revenue due to earlier sales of the Synapse-based product requiring service and hardware to accompany said software.

Cost of Revenues. Total cost of revenues increased by 233% (or $765,163) to $1,093,748 in the six months ended June 30, 2001, from $328,585 in the six months ended June 30, 2000. This increase was attributable to increases in direct labor costs due to an approximate 50% increase in the number of employees in the development, design, production and project management areas.

The cost of revenues as a percentage of total revenues were 67% and 46% in the six months ended June 30, 2001, and 2000, respectively. Accordingly, the gross margins were 33% and 54% in the six months ended June 30, 2001, and 2000, respectively.

Research and Development. Research and development costs increased by 235% (or $297,880) to $424,610 in the six months ended June 30, 2001, from $126,730 in the six months ended June 30, 2000. Research and development costs represented 26% and 18% of total revenues for the six months ended June 30, 2001, and 2000, respectively.

General and Administrative. General and administrative expenses, including interest expense, increased by 28% (or $402,827) to $1,841,959 in the six months ended June 30, 2001, from $1,439,132 in the six months ended June 30, 2000. This increase was due to the new allocation of time by technical staff for administrative projects. General and Administrative costs represented 112% and 202% of total revenues for the six months ended June 30, 2001 and 2000, respectively.

Sales and Marketing. Sales and marketing expenses increased by 117% (or $638,553) to $1,184,844 in the six months ended June 30, 2001, from $546,291 in the six months ended June 30, 2000. This increase was attributable to increases in marketing salaries due to additional sales and marketing staff, as well as increases in professional fees and public relations awareness expenses. Also, included in this line item are the new allocation of time by technical staff for sales and marketing expenses and a reclassification of prepaid commissions. Sales and marketing expenses represented 72% and 77% of total revenues in the six months ended June 30, 2001, and 2000, respectively.

Corporate and Other Related Non-Operating Items. Interest income decreased by 78% (or $69,572) to $19,271 in the six months ended June 30, 2001, from $88,843 in the six months ended June 30, 2000, as a result of the smaller cash balances.

Liquidity and Capital Resources

         Prior to 1997, we financed our operations primarily through our revenues from operations, including funded research and development revenues, and occasional short-term loans from our principals and acquaintances. Since the middle of 1997, we have financed our operations primarily through private and public offerings of common stock and convertible debt, and to a lesser extent through borrowings from third-party lenders and from revenues from operations. We raised net proceeds of approximately $1,220,000 in our November 1997 initial public offering on the Vancouver Stock Exchange. Since that time, we have raised additional equity of approximately $9.2 million through several private placements of common stock and stock purchase warrants. In 1999, we raised $1,250,000 from the sale of a convertible debenture that matures in January 2002. We expect to raise additional funds in the third and fourth quarter of 2001 from the private sale of additional equity, or equity-linked securities.

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

         Net cash used in operating activities was approximately $2,851,000 during the six months ended June 30, 2001, as compared to approximately $2,588,000 during the six months ended June 30, 2000. The increase in cash used in operating activities in 2001 was mainly due to an increase in the net loss and increases in accounts receivable.

         Net cash used in investing activities was approximately $406,000 during the six months ended June 30, 2001, as compared to approximately $35,000 used during the three months ended June 30, 2000. The net cash used in investing activities in 2001 was primarily for investment in an affiliate and purchases of property and equipment.

         Net cash provided by financing activities was approximately $2,616,000 during the six months ended June 30, 2001, as compared to approximately $5,650,000 during the six months ended June 30, 2000. The net cash provided by financing activities in 2001 resulted primarily from the notes payable for $1,413,000 issued during the first quarter, and the exercise of warrants and sale of common stock in the second quarter.

         For the six months ended June 30, 2001 our affiliate, Wilcam-SC, Inc. (for more details on our relationship with Wilcam-SC, Inc., please see our December 31, 2001 audited financial statements) posted sales of $1,233, gross profit of ($6,233) and a net loss of $552,911.

ADVISORY NOTE REQUIRING FORWARD-LOOKING STATEMENTS

         This form 10-QSB contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Form 10-QSB that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations, include, among other things, the risks associated with start-up companies, including start-up losses, liquidity problems, uncertainty of revenues, markets, profitability and the need for additional funding; the risks that the Company may be unable to raise additional capital through private financings, debt or equity offerings or collaborative arrangements with others on acceptable terms; intense competition from a variety of competitors with greater resources and market acceptance; the Company's limited experience in assembling a sales and marketing team and strategy; the potential need to make continuing significant investments in software development in response to rapidly evolving technologies and technological shifts; the risks associated with the potential loss of one or more key customers of the Company; the Company's dependence upon key personnel; the challenges and uncertainties in the implementation of the Company's expansion and development strategies; and other factors described in other reports filed by the Company with the Securities and Exchange Commission.

PART II

OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         The Company is not a party to any pending litigation.

ITEM 2 - CHANGES IN SECURITIES

         During the three months ended June 30, 2001, the securities identified below were issued by the Company without registrations under the Securities Act of 1933, as amended (the "1933 Act"). In each case, all of the securities were issued pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the 1933 Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that each purchaser was given or had access to detailed financial and other information with respect to the Company and possessed requisite financial sophistication.

         In the second quarter of 2001, the Company received $350,000 in gross proceeds from two private investors from the purchase of 140,000 shares of the Company's Common Stock at $2.50 per share.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         This item is not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        (a) The Company's annual meeting of the stockholders was held on May 18, 2001

        (b) Matters approved at the meeting:

         (i)      Election of Directors;

                                                            Number of Shares
                                                            ----------------
                  Nominees               For              Abstain      Against
                                         ---              -------     --------

            George E. Mendenhall     9,491,576             214,701         0

         (ii) Proposal to ratify the Company's adoption of the 2001 Stock Incentive Plan;

                                                            Number of Shares
                                                            ----------------
                                         For              Abstain      Against
                                         ---              -------     --------

                                      9,396,248            10,643      299,386

         (iii) Proposal to approve the motion on the conversion of the existing escrow arrangements in place with respect to shares of Common Stock held by the Company's executive officers; and

                                                            Number of Shares
                                                            ----------------
                                         For              Abstain      Against
                                         ---              -------     --------

                                     4,719,374             17,393      287,566

         (iv) Proposal to ratify the appointment of Scott McElveen, LLP, as the Company's independent auditors for the fiscal year ending December 31, 2001.

                                                            Number of Shares
                                                            ----------------
                                         For              Abstain      Against
                                         ---              -------     --------

                                      9,648,622              0            0

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

Integrated Business Systems and Services, Inc.
(Registrant)



/s/ Harry P. Langley
--------------------------------------------
Harry P. Langley
President, Chief Executive Officer and
Chairman of the Board

Date:    August 14, 2001