Form 10QSB
period 2001-09-30
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2001-11-14
CIK 1040863

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2001
                                  ------------------

( )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transaction period from:                    to                   .
                                 ------------------    ------------------

Commission File number:           0-24031
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


   17,792,694 shares of no par common shares outstanding at September 30, 2001
   ---------------------------------------------------------------------------


Transitional Small Business Disclosure Format (check one)  ( ) Yes  (X) No

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION                                           Page
                                                                         Number
                                                                         ------
         Item 1   Financial Statements                                    3 - 6

                  Balance Sheets - September 30, 2001, and
                  December 31, 2000                                         3

                  Statements of Operations for the three months and
                  nine months ended September 30, 2001, and 2000,
                  respectively                                              4

                  Statements of Cash Flows for the three months
                  ended September 30, 2001, and 2000, respectively          5

                  Notes to Consolidated Financial Statements                6

         Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7

PART II  OTHER INFORMATION                                                 10

         Items 1 - 6

SIGNATURES

                         PART I - FINANCIAL INFORMATION

                          ITEM 1- FINANCIAL STATEMENTS
                  INTEGRATED BUSINESS SYSTEMS & SERVICES, INC.
                                 BALANCE SHEETS

                                                                September 30, 2001     December 31, 2000
                                                                   (unaudited)             (audited)
                                                                   -----------             ---------
Assets
Current assets:
  Cash and cash equivalents                                       $    139,993           $    700,892
  Accounts receivable, trade                                         1,692,202              1,015,330
  Short-term investment                                                      0                 50,000
  Related party notes receivable                                             0                305,000
  Subscriptions receivable                                               9,000                      0
  Interest receivable                                                   29,808                 25,262
  Other prepaid expenses                                                92,294                 64,835
                                                                  ------------           ------------

Total current assets                                                 1,963,297              2,161,319
Long term accounts receivable                                        1,000,000                      0
Capitalized software costs, net                                        465,317                599,730
Property and equipment, net                                            611,438                573,350
Investment in affiliated company, at equity                            429,310                117,840
Related party receivable                                               218,452                 84,349
Other assets                                                             4,303                  4,128
                                                                  ------------           ------------

Total assets                                                      $  4,692,117           $  3,540,716
                                                                  ============           ============

Liabilities and shareholders' equity
Current liabilities:
 Notes payable                                                    $  2,283,625           $          0
 Accounts payable                                                      723,963                245,417
  Accrued liabilities:
     Accrued compensation and benefits                                 319,270                141,261
     Accrued payroll taxes                                              68,428                  7,248
     Accrued professional fees                                         237,729                 51,385
     Accrued interest                                                  108,200                 31,250
     Other                                                              25,107                  6,370
  Deferred revenue                                                      79,297                 48,150
                                                                  ------------           ------------

Total current liabilities                                            3,845,619                531,081
Long-term debt, net of current portion                                       0              1,250,000
                                                                  ------------           ------------

Total liabilities:                                                $  3,845,619           $  1,781,081
                                                                  ------------           ------------

Shareholders' equity:
    Common Shares, voting, no par value, 100,000,000 shares
    authorized, 17,792,694 and 14,244,869, shares outstanding
    at September 30, 2001 and December 31, 2000, respectively       13,914,396             10,828,400
  Notes receivable - stock                                            (190,800)              (190,800)
  Accumulated deficit                                              (12,877,098)            (8,877,965)
                                                                  ------------           ------------
Total shareholders' equity                                             846,498              1,759,635
                                                                  ------------           ------------
Total liabilities and shareholders' equity                        $  4,692,117           $  3,540,716
                                                                  ============           ============

   The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months                     Nine Months
                                                    Ended September 30,              Ended September 30,
                                                  2001              2000            2001             2000
                                                  ----              ----            ----             ----
Revenue:

Service revenue                               $    516,390     $     75,056     $  1,587,126     $    230,571
License revenue                                    258,750                0          258,750          500,000
Maintenance and support                             25,527           38,888           77,894           83,065
Hardware revenue                                   766,482                0        1,241,954                0
Other revenue                                       48,713            5,023           89,143           16,129
                                              ------------     ------------     ------------     ------------

  Total revenues                                 1,615,862          118,968        3,254,867          829,765
                                              ------------     ------------     ------------     ------------

Cost of revenues                                 1,042,412          249,797        2,136,160          578,384
                                              ------------     ------------     ------------     ------------

Gross Profit (loss)                                573,450         (130,830)       1,118,707          251,381

Operating expense:

Research and development costs                     187,034           60,570          611,644          187,299
General and administrative                         792,767          892,138        2,533,828        2,282,206
Sales and marketing                                443,761          463,819        1,628,605        1,010,109
                                              ------------     ------------     ------------     ------------

  Total operating expenses                       1,423,562        1,416,526        4,774,077        3,479,614
                                              ------------     ------------     ------------     ------------

  Loss from operations                            (850,112)      (1,547,356)      (3,655,370)      (3,228,233)
                                              ------------     ------------     ------------     ------------

Interest income                                      5,590           51,440           24,861          140,284
Other income                                             0                5               41           90,485
Interest expense                                   (39,236)         (36,252)        (140,133)         (85,317)
Loss on equity investment                          (80,792)               0         (228,530)               0
                                              ------------     ------------     ------------     ------------

  Total other (expense) income                    (114,438)          15,194         (343,761)         145,451
                                              ------------     ------------     ------------     ------------

Net loss                                      $   (964,550)    $ (1,532,162)    $ (3,999,131)    $ (3,082,781)
                                              ============     ============     ============     ============

Earnings (loss) per share
  Basic and diluted                           $      (0.06)    $      (0.11)    $      (0.26)    $      (0.23)
                                              ============     ============     ============     ============

Weighted average common shares outstanding      16,886,442       14,218,996       15,237,554       13,227,941
                                              ============     ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Nine Months
                                                                    ended September 30,

                                                                   2001            2000
                                                                   ----            ----
OPERATING ACTIVITIES
Net loss                                                       $(3,999,131)    $(3,082,781)
Adjustments to reconcile net loss to cash used in
operating activities:
  Depreciation/amortization                                        110,321          62,086
  Amortization of software cost                                    134,414         126,204
  Write-off of accounts payable                                          0         (90,285)
  Loss on equity investments                                       228,530               0
Changes in assets and liabilities
  Accounts receivable                                           (1,668,974)       (542,406)
  Subscriptions receivable                                          (9,000)              0
  Interest receivable                                               (4,547)        (35,966)
  Prepaid commissions                                                    0         (60,740)
  Prepaid expenses and other assets                                (27,635)        (35,732)
  Accounts payable                                                 478,547          11,826
  Accrued expenses                                                 521,217        (289,992)
  Deferred revenue                                                  31,147         (52,909)
                                                               -----------     -----------
Cash used in operating activities                               (4,205,111)     (3,959,955)
                                                               -----------     -----------
INVESTING ACTIVITIES
Purchases of property and equipment                               (148,409)       (364,000)
Investments                                                         50,000         (50,000)
Investment in affiliate companies                                 (540,000)              0
Related party note receivable                                      163,000         183,680
Related party receivable                                                 0          (4,459)
                                                               -----------     -----------
Cash used in investing activities                                 (475,409)       (225,825)
                                                               -----------     -----------

FINANCING ACTIVITIES
Proceeds from (payments on) notes payable, net                   2,283,625         (28,976)
Sale of common shares                                              400,000       4,872,067
Proceeds from exercise of common stock options and warrants      1,435,996         876,847
                                                               -----------     -----------
Cash provided by financing activities                            4,119,621       5,719,938
                                                               -----------     -----------

Net (decrease) increase in cash                                   (560,899)      1,534,158
Cash and cash equivalents at beginning of period                   700,892          82,996
                                                               -----------     -----------
Cash and cash equivalents at end of period                     $   139,993     $ 1,617,154
                                                               ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine month period ended Sept 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for year ended December 31, 2000.

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

Results of Operations
---------------------

For the three months ended September 30, 2001, as compared to the three months
------------------------------------------------------------------------------
ended September 30, 2000.
-------------------------

Revenues. Total revenues increased by 1,258% (or $1,496,894) to $1,615,862 in the three months ended September 30, 2001, from $118,968 in the three months ended September 30, 2000. This increase was primarily attributable to increases in services, license and hardware revenue due to earlier sales of the Synapse-based product requiring service and hardware to accompany said software.

Cost of Revenues. Total cost of revenues increased by 317% (or $792,615) to $1,042,412 in the three months ended September 30, 2001, from $249,797 in the three months ended September 30, 2000. This increase was attributable to an increase in the cost of hardware sold as well as increases in direct labor costs due to an increase in the number of employees in the development, design, production and project management areas.

The cost of revenues as a percentage of total revenues were 65% and 210% in the three months ended September 30, 2001, and 2000, respectively. Accordingly, the gross margins were 35% and (110%) in the three months ended September 30, 2001, and 2000, respectively.

Research and Development. Research and development costs increased by 209% (or $126,464) to $187,034 in the three months ended September 30, 2001, from $60,570 in the three months ended September 30, 2000. Research and development costs represented 12% and 51% of total revenues for the three months ended September 30, 2001, and 2000, respectively.

General and Administrative. General and administrative expenses, including interest expense, decreased by 10% (or $96,387) to $832,003 in the three months ended September 30, 2001, from $928,390 in the three months ended September 30, 2000. General and administrative expenses decreased due to reductions in employment recruitment and placement fees incurred as well as a reduction in miscellaneous professional services offset by the new allocation of time by technical staff for administrative projects. General and administrative costs represented 51% and 750% of total revenues for the three months ended September 30, 2001 and 2000, respectively.

Sales and Marketing. Sales and marketing expenses decreased by 4% (or $20,058) to $443,761 in the three months ended September 30, 2001, from $463,819 in the three months ended September 30, 2000. This decrease was attributable to a reduction in commissions expense recorded as well as a reduction in travel expenses offset by increases in marketing salaries due to additional sales and marketing staff, as well as increases in professional fees and public relations expenses. Also, included in this line item are the new allocation of time by technical staff for sales and marketing expenses. Sales and marketing expenses represented 27% and 390% of total revenues in the three months ended September 30, 2001, and 2000, respectively.

Corporate and Other Related Non-Operating Items. Interest income decreased by 89% (or $45,850) to $5,590 in the three months ended September 30, 2001, from $51,440 in the three months ended September 30, 2000, as a result of the smaller cash balances.

For the nine months ended September 30, 2001, as compared to the nine months
----------------------------------------------------------------------------
ended September 30, 2000.
-------------------------

Revenues. Total revenues increased by 292% (or $2,425,102) to $3,254,867 in the nine months ended September 30, 2001, from $829,765 in the nine months ended September 30, 2000. This increase was primarily attributable to increases in services, license and hardware revenues due to earlier sales of the Synapse-based product requiring service and hardware to accompany said software.

Cost of Revenues. Total cost of revenues increased by 269% (or $1,557,776) to $2,136,160 in the nine months ended September 30, 2001, from $578,384 in the nine months ended September 30, 2000. This increase was attributable to an increase in the cost of hardware sold as well as increases in direct labor costs due to an increase in the number of employees in the development, design, production and project management areas.

The cost of revenues as a percentage of total revenues were 66% and 70% in the nine months ended September 30, 2001, and 2000, respectively. Accordingly, the gross margins were 34% and 30% in the nine months ended September 30, 2001, and 2000, respectively.

Research and Development. Research and development costs increased by 227% (or $424,345) to $611,644 in the nine months ended September 30, 2001, from $187,299 in the nine months ended September 30, 2000. Research and development costs represented 19% and 23% of total revenues for the nine months ended September 30, 2001, and 2000, respectively.

General and Administrative. General and administrative expenses, including interest expense, increased by 13% (or $306,438) to $2,673,961 in the nine months ended September 30, 2001, from $2,367,523 in the nine months ended September 30, 2000. This increase was due to the new allocation of time by technical staff for administrative projects. General and administrative expenses represented 82% and 285% of total revenues for the nine months ended September 30, 2001, and 2000, respectively.

Sales and Marketing. Sales and marketing expenses increased by 61% (or $618,496) to $1,628,605 in the nine months ended September 30, 2001, from $1,010,109 in the nine months ended September 30, 2000. This increase was attributable to increases in marketing salaries due to additional sales and marketing staff, as well as increases in professional fees and public relations awareness expenses. Also, included in this line item are the new allocation of time by technical staff for sales and marketing expenses and a reclassification of prepaid commissions. Sales and marketing expenses represented 50% and 122% of total revenues in the nine months ended September 30, 2001, and 2000, respectively.

Corporate and Other Related Non-Operating Items. Interest income decreased by 82% (or $115,423) to $24,861 in the nine months ended September 30, 2001, from $140,284 in the nine months ended September 30, 2000, as a result of the smaller cash balances.

Liquidity and Capital Resources
-------------------------------

         Prior to 1997, we financed our operations primarily through our revenues from operations, including funded research and development revenues, and occasional short-term loans from our principals and acquaintances. Since the middle of 1997, we have financed our operations primarily through private and public offerings of common stock and convertible debt, and to a lesser extent through borrowings from third-party lenders and from revenues from operations. We raised net proceeds of approximately $1,220,000 in our November 1997 initial public offering on the Vancouver Stock Exchange. Since that time, we have raised additional equity of approximately $9.2 million through several private placements of common stock and stock purchase warrants. In 1999, we raised $1,250,000 from the sale of a convertible debenture that matures in January 2002. We expect to raise additional funds in the fourth quarter of 2001, and the first quarter of 2002 from the private sale of additional equity, or equity-linked securities.

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

         Net cash used in operating activities was approximately $4,196,000 during the nine months ended September 30, 2001, as compared to approximately $3,960,000 during the nine months ended September 30, 2000. This increase in cash used in operating activities in 2001 was mainly due to an increase in the net loss and increases in accounts receivable offset by increases in accounts payable and accrued expenses.

         Net cash used in investing activities was approximately $475,000 during the nine months ended September 30, 2001, as compared to approximately $226,000 used during the nine months ended September 30, 2000. This increase in cash used in investing activities in 2001 was mainly due to an investment in an affiliate offset by a decrease in the purchases of property and equipment.

         Net cash provided by financing activities was approximately $4,111,000 during the nine months ended September 30, 2001, as compared to approximately $5,720,000 during the nine months ended September 30, 2000. The net cash provided by financing activities in 2001 resulted primarily from the notes payable for $2,284,000 issued and the exercise of warrants and sales of common stock for $1,827.000.

         For the nine months ended September 30, 2001 our affiliate, Wilcam-SC, Inc. (for more details on our relationship with Wilcam-SC, Inc., please see our December 31, 2000 audited financial statements) posted sales of $1,766, gross profit of ($3,234) and a net loss of $855,274.

ADVISORY NOTE REQUIRING FORWARD-LOOKING STATEMENTS
--------------------------------------------------

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

PART II

OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         The Company is not a party to any material pending litigation.

ITEM 2 - CHANGES IN SECURITIES

         During the three months ended September 30, 2001, the securities identified below were issued by the Company without registrations under the Securities Act of 1933, as amended (the "1933 Act"). In each case, all of the securities were issued pursuant to the exemption from registration contained in
Section 4(2) and Rule 506 of Regulation D of the 1933 Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that each purchaser was given or had access to detailed financial and other information with respect to the Company and possessed requisite financial sophistication.

         In August, the Company issued to two private investors an aggregate of 20,000 shares of its common stock at a purchase price of $2.50 per share for an aggregate purchase price of $50,000, which shares were accompanied by an aggregate of 10,000 warrants exercisable at $3.00 per share.

         In addition, (i) in August, warrants issued in August 1999, to a private investor group were exercised for the purchase of 25,000 shares of the Company's common stock at $1.00 per share, for an aggregate exercise price of $25,000, and (ii) in September, warrants issued in October 1998, to two private investors were exercised for the purchase of 860,000 shares of the Company's common stock at $0.01 per share for an aggregate exercise price of $8,600.

         Finally, in the third quarter, in connection with debt financing to the Company, the Company issued warrants for the purchase of the Company's common stock to four individual lenders in the following amounts: (i) warrants to purchase 152,500 shares at $3.00 per share; and (ii) warrants to purchase 110,000 shares at $2.50 per share.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         This item is not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         This item is not applicable

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

Integrated Business Systems and Services, Inc.
(Registrant)



/s/ George E. Mendenhall
------------------------
George E. Mendenhall
Chairman and Chief Executive Officer

Date:  November 14, 2001