Form 10KSB
period 2001-12-31
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2002-04-15
CIK 1040863

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ____________ to ___________

Commission File Number:  0-24031


                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                 (Name of Small Business Issuer in Its Charter)


        South Carolina                                    57-091013
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

      115 Atrium Way, Suite 228, Columbia, SC                       29223
-------------------------------------------------             ------------------
      (Address of Principal Executive Offices)                   (Zip Code)

                                 (803) 736-5595
     ----------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Exchange Act:


                                      None
             -----------------------------------------------------


Securities registered pursuant to Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                                   ---

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's revenues for the year ended December 31, 2001, the issuer's most recent fiscal year end, were $3,657,282.

The aggregate market value of voting stock held by non-affiliates of the issuer on December 31, 2001 was approximately $22,311,350.*

The number of shares outstanding of the issuer's common stock, no par value, was 17,774,694 at December 31, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Proxy Statement in connection with its 2002 Annual Meeting of Shareholders (Part III).

Transitional Small Business Disclosure Format (check one):  Yes ___  No  X
                                                                        ---

_________________
* Calculated by excluding all shares held by officers, directors and controlling shareholders of issuer without conceding that all such persons are affiliates of issuer for purposes of the federal securities laws.

such persons are "affiliates" of issuer for purposes of the federal securities laws.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                              INDEX TO FORM 10-KSB

         PART I                                                                                         PAGE
Item 1.  Description of Business .....................................................................     3

Item 2.  Description of Property .....................................................................    17

Item 3.  Legal Proceedings ...........................................................................    18

Item 4.  Submission of Matters to a Vote of Security Holders .........................................    18

         PART II

Item 5.  Market for Common Equity and Related Stockholder Matters ....................................    18

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations .......    19

Item 7.  Financial Statements ........................................................................    27

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........    27

         PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
         of the Exchange Act .........................................................................    28

Item 10. Executive Compensation ......................................................................    28

Item 11. Security Ownership of Certain Beneficial Owners and Management ..............................    28

Item 12. Certain Relationships and Related Transactions ..............................................    28

Item 13. Exhibits and Reports on Form 8-K ............................................................    28

                                     PART I

Advisory Note Regarding Forward-Looking Statements

       Some of the statements contained in this report on Form 10-KSB constitute forward-looking statements that involve risks and uncertainties. We caution readers of this report that these statements involve a number of known and unknown risks that may cause our actual results to be materially different from those contemplated by these statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report under the captions "Factors That May Affect Our Operating Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those set forth in other periodic reports and filings that we make with the Securities and Exchange Commission.

Item  1.   Description of Business

General Overview

       Integrated Business Systems and Services, Inc. ("IBSS" or the "Company") designs, develops, markets and supports a family of application software products for use throughout large and medium-sized organizations. We currently provide application software for manufacturing processes, printing and human resources management. Our applications offer a high degree of flexibility, rapid implementation and scalability across virtually any operating system and hardware platform. In addition to our software, we provide our customers with a variety of services, including custom design, implementation assistance, project planning and training.

       Founded in 1990 in Columbia, South Carolina, IBSS originally was a systems integrator to manufacturing and credit card processing companies. As the founders of the Company performed various systems integration projects based on their prior backgrounds, it became clear to them that the marketplace needed a new way to provide on-line, real time critical data in a distributed environment, while also providing similar information at multiple locations and the head office simultaneously. Traditional database models worked adequately in a static environment. However, in dynamic and rapidly changing production environments, we believed something different had to be developed. We saw the need for a flexible, connectable, logical system that was rules-based, easy-to-implement, allowed users to make changes at any point in the system without having to rewrite code elsewhere, and was able to run in multiple operating environments. Out of these observations, Synapse(SM), was born.

       Our current line of Synapse-based products includes:

       . Synapse for Manufacturing(SM) - providing manufacturing plant automation, such as shop floor tracking and data collection, for customers that have already installed or may be planning to install enterprise resource planning (ERP) systems.

       . Synapse for Printing(SM) - providing a fully integrated, turn-key approach for the printing industry's publishing and distribution processes, including web-based, front-end ordering and interface capabilities with any high volume printing equipment and legacy application software.

       . Synapse HR(SM) - providing a [packaged; web-enabled ASP or stand-alone solution] solution to the tracking of employee FMLA leave as well as providing a total employee absence management tool.

       Our common stock is listed on the Over-the-Counter Bulletin Board under the symbol "IBSS.OB" Our principal executive offices are located at 115 Atrium Way, Suite 228, Columbia, South Carolina, 29223 where our telephone number is
(803) 736-5595. We also maintain an office in Detroit, Michigan.

Software Product Architecture

       Synapse(SM) is an architecture for developing dynamic, distributed, real-time software applications. Synapse(TM) has been designed to be highly connectable, flexible, scalable and complete. Using Synapse, an enterprise is able to model its business processes directly, allowing third party systems, such as enterprise resource planning, supply chain and Web portals, to be more loosely coupled. Moreover, Synapse reacts in business terms, not programmer terms and is hardware and operating system independent. It is an environment in which a large library of rule sets has been assembled. Rules sets are combined to provide discrete functions. This functionality is then assembled into applications.

       Our applications are designed for use in dynamic environments requiring real time transmission of mission-critical data to be used in making critical event driven decisions. Synapse has been designed to enable rapid and easy integration into other enterprise applications and legacy systems that may exist in an organization's information technology environment. Synapse can be configured either to perform all transactions that need to be processed, or to route selected transactions among multiple systems. All Synapse applications are scaleable, permitting changes in network size, server platforms and other architectural components with minimal disruption. Furthermore, Synapse is capable of running in conjunction with any relational database.

       Additional software applications are able to be built by Synapse designers and consultants without the need to develop any new code. Through the use of the Synapse Composer(SM), new applications are developed using existing functions, commands and tools that are assembled in the correct sequence to produce the desired results. To date, we have built applications for multiple industries, including the following:

       .    Textile and Apparel Manufacturing

       .    Commercial Printing

       .    Furniture Manufacturing

       .    Automotive Manufacturing

       . Human Resources Absence Management (including the Family Medical Leave Act)

Synapse Advantages

       Synapse provides the following advantages to organizations in monitoring, maintaining and integrating their business systems, applications and processes, both internally and with their external electronic relationships:

       Incrementally Deployed

       Synapse's incremental deployment feature allows for the solving of point specific solutions now, while providing for easy expansion later overtime. This lets the user quickly solve problems today and facilitates additional enhancements in a rapidly changing environment. Application deployment can be planned and executed in manageable increments. This allows real cost savings and productivity enhancements to begin accruing to the benefit of the customer much more quickly than is possible with the traditional data base model.

       Completely Self-Contained

       By being fully self-contained, Synapse enables organizations to describe any distributed application.

without the use of other third party supporting software. In addition, no third party programming tool is needed to modify or extend Synapse functionality in order to deliver the desired application.

       Real-Time Distributed

       By possessing real-time distributed connectibility, Synapse allows any business to instantaneously update its entire system through a single hosting site, thereby eliminating a business's reliance on a central critical server, while maintaining efficient management of logic between systems. It also takes advantage of an organization's existing investments in information technologies by working with and connecting to multiple financial, human resource and enterprise resource planning systems. As a result, application development is greatly simplified, and Synapse enables businesses to extend the life and functionality of their existing system applications.

Existing Synapse Modules

       Our objective is to become the nation's vendor-of-choice among businesses seeking the most advanced and cost-effective systems tracking and integration solutions. We are currently focusing our marketing of our Synapse-based offerings through the following three modules:

       Synapse For Manufacturing(SM)

       Synapse for Manufacturing(SM) bundles the integration capability of the Synapse architecture with the application modules capable of fully automating the manufacturing plant. Synapse for Manufacturing, first released in September 2000, is a powerful Manufacturing Execution Management System (MES) that enables the sharing of real-time information with the manufacturing plant, the manufacturer's customers, the supply chain and the manufacturer's corporate headquarters.

       Synapse for Manufacturing provides on-line process management for manufacturing shop floor environments. This application utilizes the Company's proprietary on-line transaction processing configuration environment to provide maximum configurability, maintainability and efficiency for client systems. The system is designed so that a manufacturing or industrial analyst can configure the unique processes and process requirements of a manufacturing facility without the typical costs and development time associated with the application programming required of competing MES applications.

       Synapse for Manufacturing is based on a "bill of operations" concept and can be configured to provide detailed shop floor management for any specific manufacturing facility, in many cases without requiring the client to modify its manufacturing shop floor methodologies or procedures. As a result, clients achieve a return on their investment more quickly than by using other MES systems. Other MES applications are based on current application development tools to achieve "configurable" shop floor applications specific to individual manufacturing industries such as electronics, food processing or pharmaceuticals. Synapse for Manufacturing is designed to allow configuration of MES applications for any manufacturing industry by a manufacturing industrial analyst without the involvement of computer programmers for custom software development.

       Synapse For Printing(SM)

       Synapse for Printing(SM) is a fully integrated software system designed specifically for the printing industry. It includes robust and flexible capabilities in the automation of shop floor processes. It offers a full turn-key approach for the publishing and distribution processes, including interface capabilities with any high volume printing equipment, legacy application software or other equipment and software systems. The system also can be easily expanded over time with any hardware and software changes. Synapse for Printing is built on the Company's proprietary, robust online transaction processing technology. It provides extensive job-tracking capabilities, as well as comprehensive shop floor execution, providing the printing customer with information on scheduling, tracking, delivery and billing of every print job. Once an order is received, either online or by telephone, Synapse for Printing's shop floor execution capabilities can track every step of the order's processing, from pre-press production to on-press production and to out-the-door delivery confirmation. With Synapse for Printing, customers can also check on their orders in real-time via the Internet.

       Synapse HR(SM)

       Synapse HR(SM) allows an employer to achieve compliance in the administration of government mandated employee leave laws associated with the Family Medical Leave Act (FMLA). In addition to assisting employers in reducing their exposure to employee litigation and potential loss of federal contracts, Synapse HR greatly increases efficiencies in staffing and overall human resource management. Synapse HR has three additional releases planned for the future. These planned releases will extend Synapse HR features by adding the ability to automatically administer the employee leave laws of individual states, automatically administer an individual company's no-fault attendance point systems, and provide statistical analysis of total absences in conjunction with the delivery of a total absence management system for the employer.

Customer Support

       Customer support is provided for all of our maintenance customers. These services are provided by professionals focused on resolving any customer issues. Our Customer Support Center is available 24 hours a day, seven days a week.

Consulting Services

       We offer a variety of consulting services to our customers and to third-party consulting firms, including implementation assistance, project planning, process design and system configuration. We can provide these services directly to customers or indirectly by working closely with third-party consulting and systems integrators, such as EDS and Silenus, to provide the customer with a full range of re-engineering, customization and project management services.

Customer Education and Training

       We offer comprehensive training courses for our customers and partners with the goal of ensuring each customer's success with our software applications. Training is also available for third-party consultants. Services include project team training classes, end-user training classes and consulting services.

Sales and Marketing

       We generate our revenues primarily through the licensing, installation and servicing of our suite of Synapse-based products. Our growth strategy seeks to use Synapse to rapidly capitalize on the absence in the current technology markets of a connectivity and tracking solution that is as affordable, as easy-to-implement and as fully-scalable as our Synapse software engine.

       We market and license our software products in North America primarily through a small sales, marketing and business development organization. Our marketing strategy is to focus on third party consultants and system integrators who are positioned in the particular industry verticals for which our applications have been designed. Within the last twelve months, we have signed EDS and Silenus as partners. These partners are looking for applications with which they can expand their service revenue with their existing customer base, and build greater market share with a strategic advantage over their competition. Because Synapse and its related applications are new to the market, we recognize that we cannot rely solely on third parties to sell our products. Accordingly, we continue to market and sell on a targeted, direct basis. As these assignments grow, we anticipate sharing the workload with our consulting and system integrator partners.

Our Sales and Growth Strategies

       Expand and Leverage Strategic Relationships

       We intend to access new markets and distribution channels by continuing to establish and leverage business relationships with more system integrators, application software vendors and infrastructure software technology suppliers. These strategic relationships enable us to reach a broader range of customers in a wider variety of industries than would be possible through a direct sales force alone. As a result, we expect to enhance our customer base, cultivate additional market expertise, and achieve our growth objectives more quickly and cost-effectively.

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

       We have currently developed and have implemented these solutions for organizations in such diverse marketplaces as textile and apparel manufacturing, furniture manufacturing, commercial printing, human resource services and the automotive industry. Accordingly, we have specifically focused our business development efforts in these targeted industries where we believe our Synapse products provide us with the greatest competitive advantages. We expect to benefit significantly from the vertical market potential offered by each of these targeted industries, and we intend to dedicate more sales and marketing resources to establish more strategic alliances to penetrate these industries.

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

       Enhance the Synapse Product and Technology Leadership

       We believe that in Synapse and its related suite of products, we have developed the broadest, most comprehensive and most cost-effective e-business solution to address the needs of an organization in a dynamic business environment. We have filed a patent application on our basic Synapse technology. We intend to continue investing in research and development to enhance the capability of Synapse to provide solutions that will enable our customers' operations to be more efficient and extend their organizations more rapidly and cost effectively. Currently, our development efforts are focused on enhancing the Web enablement and configuration productivity capabilities of Synapse.

       Consistent with revenue growth, our objective is to expand upon our experienced team of developers and engineers and further enhance our corporate culture to foster innovation in the product development, application configuration and design areas. Furthermore, we are constantly assessing available opportunities to achieve synergies through the acquisition of complementary technologies or businesses that we believe will further our growth strategy. At this time, however, we are not in discussions or negotiations with any third parties with respect to any acquisition, merger or similar transactions.

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

     Develop a Significant Presence in the ASP Market

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

Research and Development

     We have focused our research and development efforts primarily on expanding the core capabilities of Synapse. We plan to continue to devote design and research resources to continue to enhance the base Synapse products, develop more industry-specific applications, and add functionality to our existing applications. Our research and development expenses were $735,540, $306,721 and $429,436 for the fiscal years ended December 31, 2001, 2000 and 1999, respectively.

Intellectual Property

     We regard certain aspects of our internal operations, products and documentation as proprietary. We rely primarily on a combination of patent, copyright, trademark and trade secret laws, and other measures to protect our proprietary rights. We also rely on contractual restrictions in our agreements with customers, employees and others to protect our intellectual property rights. However, there can be no assurances that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known.

     Our ability to compete and succeed is dependent, in part, upon our patent-pending technology. We have developed a breakthrough and proven software solution, and we are in the process of obtaining all related patent rights to our core technology in the United States and internationally.

Competition and Markets

     Industry Background

     During the last ten years, businesses have invested heavily in enterprise applications to automate and improve the efficiency of their internal business processes. In parallel, there has been a shift from in-house custom development of mission-critical applications to the purchase of packaged applications and related services from third-party vendors. These applications have spread throughout the business world addressing many highly strategic business functions, including resource planning, supply chain management, customer relationship management, sales force automation, business decision support and e-commerce. In this new corporate environment, a single business process can require access to data and information from many distinct applications, none of which is designed to communicate seamlessly and in real-time with the others.

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

     Competitive Conditions

     The market for our Synapse platform is extremely broad and could be considered competitive with any provider of transaction processing or real time data. However, we do not plan, nor do we have the resources, to market the product as a software platform. Instead, we are focused on creating vertical solutions to meet the needs of specific industry segments. These segments to date include manufacturing, printing and human resources. We will continue to develop applications that are a quantum leap forward in solving problems that run the gamut, from automated procurement, inventory management and distribution management to order processing, integrated customer support and collaborative planning.

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

     Many of our competitors promote their products as being configurable using traditional object-oriented or component-based programming techniques, in most cases using Microsoft's standards. While these methods may be more efficient than traditional computer software development, these methods still require substantial programmer resources. This adherence to Microsoft standards also limits the ability of a customer to connect to the non-Microsoft applications and engineering control systems which are still in abundance. Unlike many of our competitor's products, the Synapse transaction configuration platform, upon which the Synapse for Manufacturing product is built, provides for the benefits of Microsoft compatibility in addition to compatibility with the existing systems and engineering control systems currently deployed within manufacturing facilities.

     The markets in which we operate are highly competitive. Our competitors are diverse and offer a variety of solutions targeting various segments of the industry sectors which we have developed our applications. Some competitors compete with suites of applications designed to offer out-of-the-box integration, while most offer point solutions designed specifically to target particular functions or industries. We have attempted to solve these business problems with our breakthrough Synapse architecture and industry-specific applications. In some cases, we compete with large ERP, supply chain and collaborative product management software firms. These could include large ERP software vendors, such as Oracle, PeopleSoft, SAP and others that have added or are attempting to add capabilities for supply chain planning or business-to-business collaboration to their transaction system products; companies such as I2, Adexa, Manugistics and others that compete principally in supply chain management applications; companies such as Agile, Commerce One and others that compete principally with our supplier relationship management applications; and companies such as Apriso, CamStar, Datasweep, Real World Technologies and others that compete in the Collaborative Product Management market place.

     We believe that the primary competitive factors which affect the market for our products and services include product function and features; quality of service offered; performance and cost; ease of implementation; the "time-to-benefit" factor (the time period from identification of technology need or "fix" to delivery of the application solution); quality of customer support services; customer training and documentation; and product reputation. The relative weight of each of these factors is customer-specific. Although we believe that our products and services carry the most competitive advantage with respect to each of these factors, we may not be able to maintain our position against current and future competition.

Employees

     As of March 31, 2002, we had a total of 40 full-time employees and no part-time employees.

                  FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

     In addition to other information contained in this Report on Form 10-KSB, the following risk factors should be carefully considered in evaluating our company and its business. These factors may have a significant impact on our business, operating results and financial condition. As a consequence of these risk factors, the other information contained in this report, and the risks discussed in our other periodic filings with the Securities and Exchange Commission, our actual results could differ materially from those contemplated by any forward-looking statements contained in this report.

Risks Related to Our Company

We have a large accumulated deficit, we expect future losses, and we may never achieve or maintain profitability.

     We have experienced operating losses in each of our fiscal years since January 1, 1995. As of December 31, 2001, we had an accumulated deficit of approximately $20.1 million. In addition, since 1997, we have continued to allocate an increasing proportion of our internal resources to research and development activities associated with the development of our current suite of new software products. During the last three years, we have also undertaken a complete restructuring of our sales and marketing organization and have commenced several new customer acquisition strategies. The execution of these marketing initiatives required additional staffing resources and other related expenditures. This strategy of increased emphasis on new product development and the suspension of much of our traditional sales activities while we began implementing our sales team reorganization resulted in a substantial reduction in our traditional service revenues during the affected periods. Despite our history of losses, we believe it is vital to our future success that we continue to invest heavily in sales and marketing, although at a lower percentage of revenue than our investment in this area during our most recent fiscal years. Nevertheless, if expenditures related to our sales and marketing and the expansion of our operations are not accompanied or shortly followed by significantly increased revenue, our losses could be even greater than expected until we are able to delay or reduce these expenditures. While we believe profitability is achievable in 2002, many factors, including the factors described in this report, may result in our incurring losses in 2002. We will need to significantly increase our quarterly revenues from their historical levels in order to achieve profitability.

Significant unanticipated fluctuations in our actual or anticipated quarterly revenues and operating results may cause us not to meet securities analysts' or investors' expectations and may result in a decline in our stock price.

     Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. Moreover, as a result of our limited operating history with our new suite of Synapse-based software products and the evolving nature of the markets in which we compete, it is difficult to accurately forecast our revenue in any given period. Accordingly, we believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful and should not be relied upon as indications of trends or of future performance. If our revenues, operating results, earnings or future projections are below the levels expected by investors or securities analysts, our stock price is likely to decline.

     Our stock price is also subject to the volatility generally associated with Internet, software and technology stocks in general, and may also be affected by broader market trends unrelated to our performance. In addition, we also expect to experience significant fluctuations in our future quarterly revenues and operating results as a result of many factors specific to our operations, including:

     .    the difficulty in predicting the size and timing of our customer orders
     . the mix of our products and services sold and the mix of our distribution channels
     .    the lengthy sales cycle for some of our products
     .    the market acceptance of our products
     .    the terms and timing of our financing activities
     .    whether we are able to successfully expand our sales and marketing programs
     .    the possible loss of our key personnel
     . the difficulty in predicting the amount and timing of employee stock option exercises

     Our revenues and operating results depend upon the volume and timing of customer orders and payments, and the date of product delivery. New software licensing, service and maintenance contracts may not result in revenues in the quarter in which the contracts are signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. A substantial portion of our revenues have been and continue to be derived from large licensing and software implementation orders. We expect this trend to continue for the foreseeable future. We also expect that increases in the dollar size of individual license transactions will increase the risk of fluctuation in future quarterly results. We realize substantially higher gross margins on our license revenues compared to our services and maintenance revenues. Consequently, our margins for any particular quarter will be highly dependent on the mix of license, service and maintenance revenues in that quarter. If we cannot generate large customer orders, or our customers delay or cancel their orders in a particular quarter, it will have a material adverse effect on our revenues and, more significantly on a percentage basis, on our net income or loss in that quarter.

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

     We have generated a substantial portion of our revenue from a limited number of customers, substantially all of which are in the manufacturing industry. In 2000, we began expanding our sales and marketing efforts toward companies in other industries and other vertical markets, particularly for business-to-business integration and enablement of application service providers. Nevertheless, we expect that a small number of customers in the manufacturing industry will continue to account for a substantial portion of our revenue for the foreseeable future. Any significant decline in the demand for, and market acceptance of, our software in the manufacturing industry of any of our customers would hurt what we anticipate for our 2002 results of operations. We believe that many of our current customers will continue to provide a substantial portion of our revenue through additional license, implementation services and maintenance fees. In 2001, our largest customer accounted for more than 51% of our revenue and our second largest customer accounted for more than 44% of our revenue. Consequently, the loss of even one customer could have a material adverse effect on our revenue. Moreover, as we continue to market our products in new vertical markets, we expect that customers in some of those new vertical markets are likely to have different requirements and may require us to change our product design or features, sales methods, support capabilities or pricing policies. If we fail to successfully address these new vertical markets, we may experience decreased sales in future periods.

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

We must expand our network of distribution partners in order to successfully sell our products.

     We have recently implemented a sales model under which we are focusing substantial efforts toward the sale of our products through indirect sales channels such as resellers, system integrators, application software vendors and infrastructure technology companies. We plan to continue to invest resources to expand our direct sales force and our relationships with these third parties. We may not be successful in this expansion, and even if we are, such expansion might not result in an increase in our revenues. If we fail to maintain our existing relationships with indirect sales channel arrangements or fail to establish new ones, or if our revenue does not increase correspondingly with the expenses we incur in pursuing such relationships, our business will suffer.

If we do not retain our key management personnel and attract and retain other highly skilled employees, our business will suffer.

       Our future success depends on the skills, experience and performance of our senior management team, other key personnel, and their ability to operate effectively, both individually and as a group. Each of these persons is bound by an employment agreement with the company, and we maintain "key man" insurance in the amount of $1 million on the lives of each of George E. Mendenhall, Chairman and Chief Executive Officer, and Stuart E. Massey, Executive Vice President. Nevertheless, recovery under such insurance may not be adequate to compensate us for the full impact resulting from the death of any one or more these officers. If any of our senior management or other key research, engineering and development or sales and marketing personnel were to leave the Company, it would be difficult to replace them, and our business would be harmed. Our success also depends on our ability to recruit, retain and motivate highly skilled sales, marketing and engineering personnel. We face significant competition for individuals with the skills required to develop, market and support our products and services. We believe that attracting and retaining these personnel is particularly difficult for us because:

       .   the market for connectivity infrastructure software is still emerging
       . our company and our products are not yet widely known in the marketplace
       . the relative scarcity of qualified technical personnel in the Columbia, South Carolina metropolitan area makes it difficult to attract and retain technical personnel

       We cannot provide assurance that we will be able to recruit and retain sufficient numbers of these highly skilled employees. If we fail to do so, our ability to compete will be significantly harmed.

The recent restructuring of our operations could strain our existing resources and cause our business to suffer.

       Our ability to successfully offer products and services and implement our business plan in our rapidly evolving markets requires an effective planning and management process. We have recently restructured our entire executive, administrative and operating teams in order to achieve greater efficiencies in execution, better allocation of skills across departments and better project tracking. In connection with that restructuring, we have reduced by approximately 26% the number of our employees over the past twelve months, from a high of approximately 60 during 2001 to 40 on March 31, 2002. The anticipated growth in our customer base during 2002 and 2003 will lead to our need late this year to increase staff in certain areas. In the meantime, the staffing requirements necessary to support our existing business growth strategy may place a significant strain on our currently reduced management systems, infrastructure and resources. As our customer base grows, concurrent with the need to expand, train and manage our workforce, we expect that we will also be required to manage an increasing number of relationships with these new customers, various strategic alliance partners and other third parties. Failure to expand any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole.

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

       The Synapse software products we offer are internally complex. Complex software may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Although we conduct extensive testing, we may not discover software defects that affect our current or new products or enhancements until after they are sold. Although we have not experienced any material software defects to date, any errors, defects or slow performance that is discovered could result in:

       .   loss of revenue
       .   product returns or order cancellations
       .   delay in market acceptance of our products
       .   diversion of our development resources
       .   distraction of our management
       .   damage to our customer relationships and our reputation
       .   increased service and warranty costs

       X   costly litigation defense

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

       The market for our current suite of software products is characterized by:

       X   rapid technological change
       X   frequent new product introductions and enhancements
       X   uncertain product life cycles
       X   changing customer requirements
       X   evolving industry standards

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

       Our products inter-operate with many parts of complicated computer systems, such as mainframes, servers, personal computers, application software, databases, operating systems and data transformation software. Failure of any one of these parts could cause all or large parts of computer systems to fail. In such circumstances, it may be difficult to determine which part failed, and it is likely that customers will bring lawsuits against several suppliers. Even if our software is not at fault, we could suffer material expenses and material diversion of management time in defending any such lawsuits.

If we fail to adequately protect our proprietary rights, we may lose these rights and our business may be seriously harmed.

       Our success depends upon our proprietary technology. To establish and protect our proprietary rights, we rely primarily on a combination of:

       X   patent law
       X   copyright law
       X   trademark and trade secret laws
       X   confidentiality procedures and agreements
       X   licensing arrangements
       X   the complex nature of our technologies

       As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, customers and strategic partners when we enter into license, service and maintenance agreements with respect to our software, documentation and other proprietary information. Despite these precautions, third parties could copy or otherwise obtain and use our products or technologies without authorization, or develop similar technologies independently. It is difficult for us to police unauthorized use of our products. Because of this difficulty in determining the extent to which piracy of our software products may exist, software piracy remains a persistent problem. Expensive litigation may be necessary in the future to enforce our intellectual property rights. Moreover, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. While we believe that our products and technologies are adequately protected against infringement, existing laws afford only limited protection. Consequently, the protection of our proprietary rights may not be adequate, and our competitors could independently develop similar technologies, duplicate our products, reverse-engineer or design around the intellectual property rights we hold.

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

        Trading in our common stock has historically been very limited has made the market price of our common stock vulnerable to significant fluctuations. At December 31, 2001, we had 17,774,694 outstanding shares of common stock, with an additional 6,384,709 shares of common stock issuable upon the exercise of employee stock options and common stock purchase warrants and an additional 2,995,640 shares issuable upon conversion of debt, for a total fully diluted outstanding share amount of 27,155,043 at December 31, 2001.

        Of the 17,774,694 outstanding shares on December 31, 2001, 12,219,594 (or 69%) were freely tradable in the public market. Of the balance of approximately 5,555,100 shares (or 31 %), (a) 3,830,100 shares were held by members of management and may be publicly sold only pursuant to the volume and manner of sale restrictions of Rule 144 under the Securities Act of 1933, and
(b) approximately 1,725,000 shares were issued in private placements that were exempt from registration under the Securities Act of 1933. As such, these 1,725,000 shares are considered "restricted shares" that are not eligible for public resale by their holders until the first anniversary following their issuance, their public resale remains subject to the volume and manner of sale restrictions of Rule 144 until the second anniversary following their issuance. Under the operation of Rule 144, approximately 865,000 of these restricted shares will become eligible for resale under Rule 144 on or before December 31, 2002. The balance of 860,000 shares will become eligible for resale under Rule 144 on March 20, 2003.

        Of the 9,380,349 shares issuable at December 31, 2001 upon the exercise of stock options, and warrants and upon the conversion of debt, 3,141,469 (or 34%) shares will be freely tradable upon exercise or conversion of the underlying instrument. Of the balance of 6,238,880 shares (or 66%), (a) 523,600 shares were issuable to members of management and are subject to the same resale restrictions under Rule 144 as are described in the prior paragraph, and (b) 5,715,280 shares were issuable upon exercise or conversion of instruments issued by us in private placements that were exempt from registration under the Securities Act of 1933. As such, these 5,715,280 restricted shares are subject to the same Rule 144 one year and two-year restrictions as are described in the prior paragraph for restricted shares. We have granted registration rights to the holders of substantially all of the instruments under which these restricted shares are issuable. The registration rights generally require us to register these shares for resale within six months of the date of their issuance upon excercise or conversion, as applicable, of the underlying instruments.

        Once these restricted shares become eligible for resale under Rule 144 or their resale otherwise registered by us with the Securities and Exchange Commission, if the holders of these restricted shares sell substantial amounts of their shares into the public market during a short period of time, or if those shareholders are perceived by the market as intending to sell them, our stock price may decline significantly. The issuance of these shares will also result in dilution to our shareholders, and may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we deem appropriate.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenues.

       We expect that our currently held cash, cash from expected customer revenues, and cash from one or more private placements of securities expected to close during the first half of 2002 should be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Even if we are successful in realizing our expected 2002 sales revenues and in completing the private sale of additional securities, we expect that we may still require additional financing in the future to implement our growth strategies and achieve our long-term objectives. We cannot be certain that we will be able to obtain additional debt or equity financing on favorable terms, or at all. If we obtain additional equity financing, our shareholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and that force us to maintain specified liquidity or other ratios, any of which could harm our business. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

       X   develop or enhance our products and services
       X   continue to expand our sales and marketing organizations
       X   acquire complementary technologies, products or businesses
       X   expand operations, in the United States or internationally
       X   hire, train and retain employees
       X respond to competitive pressures or unanticipated working capital requirements

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

       X provisions in our articles of incorporation establishing three classes of directors with staggered terms, which means that only one-third of the members of the board of directors is elected each year, and each director serves for a term of three years.

       X provisions in our articles of incorporation authorizing the board of directors to issue a series of preferred stock without shareholder action, which issuance could discourage a third party from attempting to acquire, or make it more difficult for a third party to acquire, a controlling interest in us.

       X provisions in our articles of incorporation prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of shareholders to elect director candidates.

       X provisions in our bylaws relating to meetings of shareholders which limit who may call a meeting and what matters will be voted upon.

       X provisions in our bylaws establishing advance notice requirements for nominations for election to the board of directors and for proposing matters that can be acted upon by shareholders at shareholder meetings.

       X state law provisions that require two-thirds of the shareholders to approve mergers and similar transactions, and amendments to the articles of incorporation.

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

Item 4.    Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal year 2001.

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

       Since January 18, 2002, our common stock has been publicly traded on the over-the-counter bulletin board ("OTCBB") established by the National Association of Securities Dealers, Inc. under the trading symbol "IBSS.OB." During the seventeen-month period prior to that date, our common stock was traded on the Nasdaq National Market. We became a publicly traded company in October 1997 through our initial public offering of common stock on the Vancouver Stock Exchange ("VSE"). We voluntarily de-listed our common stock from the VSE on June 29, 1999. Prior to that date, on July 2, 1998, our common stock commenced trading in the United States on the OTCBB until our shares became listed on the Nasdaq National Market August on August 15, 2000.

       The share prices set forth below indicate the high and low bid prices as reported on the OTCBB and the high and low sale prices as reported on the Nasdaq National Market for the indicated periods.

                                                       Sales Price    Bid Price
                                                        (Nasdaq)       (OTCBB)
Fiscal Year ended December 31, 2000

1st quarter (1/1/00 - 3/31/00)......................      $18.38       $1.75
2nd quarter (4/1/00 - 6/30/00)......................       10.31        6.00
3rd quarter (7/1/00 - 9/30/00)......................      $ 9.63       $6.13
4th quarter (10/1/00 - 12/31/00)....................        7.75        2.56

Fiscal Year ended December 31, 2001

1/st/ quarter (1/1/01 - 3/31/01)....................      $ 4.50        2.13
2/nd/ quarter (4/1/01 - 6/30/01)....................        4.60        2.13
3/rd/ quarter (7/1/01 - 9/30/01)....................        4.32        1.76
4/th/ quarter (10/1/01 - 12/31/01)..................        2.50        1.25

       The foregoing quotations from the OTCBB reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily reflect actual transactions.

       Shareholders of Record

       As of March ____ , 2002, there were ____ shareholders of record of our common stock. The number of shareholders of record of our common stock is not representative of the total number of beneficial owners of our common stock because some of these shareholders of record hold their shares in nominee name for other beneficial owners.

       Dividends

       We have never paid any cash dividends on our common stock and our management has no plans to declare cash dividends in the foreseeable future.

       Recent Sales of Unregistered Securities

       During the three months ended December 31, 2001 we issued the following securities in transactions that were not registered under the Securities Act of 1933:

       (a) On October 15, 2001, we received approximately $150,000 in gross proceeds from the issuance of a two-year convertible debenture. The debenture carries an annual interest rate of 10% and all principal is payable upon maturity on October 15, 2003. Up to $75,000 of the outstanding principal under the debenture is convertible into common stock at a conversion price per share of $ 1.00.

       (b) On December 31, 2001, we restructured approximately $ 2,286,640 of our short-term and long-term debt into two-year convertible debentures with detachable three-year common stock purchase warrants for the purchase of an aggregate of 1,822,519 shares of our common stock. The debentures carry an annual interest rate of 9%, which increases one percentage point each calendar quarter unless the debentures are repaid on or before December 31, 2002, whereupon the interest rate reverts to 9%. All principal under the debentures is due upon maturity on January 1, 2004 and interest is payable in two annual installments on January 1, 2003 and at maturity. Under the debentures, we are obligated to apply toward the repayment of principle and interest on escalating percentage of funds over $1 million received by us in future capital raising activities. The conversion price per share under the debentures is the lower of $1.00 and 50% of the average closing price of the common stock for the 30 calendar days prior to conversion. The exercise price per share under the warrants is $1.60.

       These securities were issued without registration under the Securities Act of 1933 in reliance upon the exemption from registration contained in
Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as a transaction, not involving a general solicitation, in which the purchasers were purchasing for investment. We believe that the purchasers were given or had access to detailed financial and other information with respect to our company and possessed requisite financial sophistication.

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

       In our efforts to improve the efficiency and speed in our delivery of our services, we began to develop the early components of what would eventually become our core Synapse technology. In doing so, we began to recognize the tremendous power of our developing software's ability to eliminate much of the need for significant amounts of customized programming with each new installation. Furthermore, our solution rarely required the customer to modify its manufacturing shop floor methodologies or procedures. As a result, the customer was able to achieve a return on its computer technology investment more quickly than by using competing applications. In recognition of the potential value of our software components, we began directing substantially more of our resources toward the development of our core software products in 1997. These efforts became the foundation of the continuing shift of our earnings model toward the generation of an ever-increasing percentage of higher-margin, product-based revenue through the licensing of our internally-developed software solutions.

       By 1998, we had embarked upon a strategy of focusing substantially all of our resources toward the completion and marketing of our core Synapse-based products, while recognizing that this strategy would inevitably result in a substantial reduction in our traditional service-based revenues. Synapse, was formally introduced to the market in late 1999. By the middle of 2000, as a result of our marketing and sales efforts, we began to experience a substantial increase in the interest of national accounts in the procurement of our Synapse-based products.

       Our first license of what is now our Synapse HR Software occurred in late June 2000, in connection with our establishment of an application service provider (ASP) transition project with WilCam Systems, LLC, a national provider of software to enable employers to comply with the requirements of the Family Medical Leave Act. Several weeks later, Fruit of the Loom, one of the nation's largest apparel manufacturers, selected Synapse for Manufacturing as its shop floor tracking system from a field of over sixty of the nation's leading competing companies and technologies. During the latter part of 2000, Berkline Corporation, a subsidiary of the national furniture conglomerate, Lifestyles Furnishings International Ltd., became our first installed application of Synapse for Manufacturing(TM) for the furniture industry.

Revenue Recognition

       Our revenues are generated primarily by licensing to customers standardized Synapse-based software systems providing configuration services, automation and administrative support and information services to our customer base; and reselling computer and related third party hardware associated with our software installations. Historically, our customer base has been comprised almost entirely of manufacturers. We recognize revenues related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition."

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

       Our agreements with our customers and resellers do not contain product return rights. Revenues from maintenance, which consist of fees for ongoing support and product updates, are recognized ratably over the term of the contract, which is typically one year. Consulting revenues are primarily related to services performed on a time-and materials basis under separate service arrangements and are recognized in the periods during which the services are performed. We recognize revenues from the sale of third party hardware when the associated hardware has been shipped to the customer and the risk of loss has transferred to the customer.


                                                    Financial Operations Summary

Financial Operations                                                 Year Ended December 31,

                                                               2001            2000             1999
                                                               ----            ----             ----
        Revenues
   Services                                                 1,994,653         752,173          558,293
   Hardware sales                                           1,406,208         633,116            1,576
   Software licensing                                         153,750         850,000           74,483
   Maintenance                                                102,671         146,779          144,865
   Total revenues                                           3,657,282       2,382,068          779,217
        Cost of revenues

   Services                                                 1,100,402         654,502          325,142
   Hardware sales                                           1,091,531         527,717            1,161
   Software licensing                                         225,103         172,936          137,138
   Maintenance                                                235,215         143,997           80,404
   Total Cost of revenues                                   2,652,251       1,499,152          543,845
        Gross margin                                        1,005,031         882,916          235,372
        Operating expenses
   Restructuring and impairment charges                     1,841,272               -                -
   Bad debt expense                                           232,292               -                -
   Research and development costs                             735,540         306,721          429,436
   General and administrative                               4,161,730       3,310,762        1,099,635
   Sales and marketing                                      1,707,415       1,465,410          528,144
   Total operating expenses                                 8,678,249       5,082,893        2,057,215
        Loss from operations                               (7,673,218)     (4,199,977)      (1,821,843)
   Loss on disposal of equipment                               (5,151)         (8,582)          (3,077)
   Other income                                                    83         101,384                -
   Interest income                                             32,912         170,207                -
   Interest expense                                        (3,800,341)       (117,452)         (94,938)
   Loss on equity investment                                 (657,840)       (165,920)               -
   Non-controlling interest in loss                           847,353               -                -
        Net loss                                          (11,256,202)     (4,220,340)      (1,919,858)
   Loss per share:
   Net loss
   Basic and diluted                                            (0.71)          (0.31)           (0.20)

Balance Sheet Data                                                      As at December 31,
                                                               2001             2000            1999
                                                               ----             ----            ----
   Working Capital                                         (1,859,844)      1,630,238         (285,719)
   Property, Plant and Equipment                              564,067         573,350          155,654
   Capitalized Software Costs                                 420,511         599,730          768,001
   Other Assets                                                 4,154           4,128            2,793
   Total Assets                                             1,529,227       3,540,716        1,447,017
   Long Term Liabilities                                    2,228,256       1,250,000        1,430,000
   Shareholders Equity (Deficiency)
          Dollar Amount                                    (3,071,374)      1,759,635         (706,327)
          Outstanding Shares (1)                           17,774,694      14,244,869       10,537,635

(1) All share numbers in the table retroactively reflect the Company's stock split on March 5, 1997.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

       Our operating revenues increased by $1,275,214 (approximately 54%) from $2,382,068 in 2000 to $ 3,657,282 in 2001. This increase was primarily attributable to the significant increase in 2001 in the services and hardware sales to Fruit of the Loom and WilCam Systems, LLC, which accounted for approximately 51% and 44%, respectively, of our total revenues for 2001.

       Services. Our service revenues increased by $1,242,480 (approximately 165%) from $752,173 in 2000 to $1,994,653 in 2001. This increase was attributable primarily to the fact that we recognized service revenues associated with Fruit of the Loom and WilCam Systems, LLC for a full twelve-month period in 2001. We did not commence services associated with these two customers until late in the second half of 2000.

       Hardware. Our revenues from the sales of third party hardware increased by $733,092 (approximately 122%) from $633,116 in 2000 to $1,406,208 in
2001. Consistent with the increase in our services revenues as noted above, this increase in hardware revenue was attributable primarily to the fact that hardware sales to our two largest customers in 2001 did not begin until late in the second half of 2000.

       Software Licenses. Our revenues from the licensing of Synapse-based products decreased by $696,250 (approximately 82%) from $850,000 in 2000 to $153,750 in 2001. Although we commenced three new software installations during 2001, under our software recognition policies discussed above, we recognized revenue in 2001 with respect to only one of these installations.

       Maintenance. Our revenues from software maintenance fees decreased by $44,108 (approximately 30%) from $146,779 in 2000 to $102,671 in 2001. This decrease was attributable primarily to the election by one of our former customers not to renew its maintenance contract for 2001. We also note that under our maintenance revenue recognition policies (under which maintenance revenue is recognized ratably over the life of the maintenance contract), we will not commence until 2002 to recognize maintenance revenue associated with any of our maintenance contracts that became effective during 2001.

Cost of Revenues

       Cost of revenues increased by $1,153,099 (approximately 77%) from $1,499,152 in 2000 to $2,652,251 in 2001. This increase was attributable to several factors, including the increase in the human resources necessary to support the obligations associated with our increased 2001 service revenues, as well as the cost of the hardware associated with our increased third party hardware sales.

       Services. Our cost of services increased by $445,900 (approximately 68%) from $654,502 in 2000 to $1,100,402 in 2001. As noted above, most of this increase was attributable to the fact that we incurred configuration and implementation costs associated with our two largest customers for a full twelve-month period in 2001, but only commenced incurring such costs associated with these two customers until late in the second half of 2000. Our gross margin for services for 2001 was approximately 45%, representing an increase over our 13% gross margin for services in 2000. This increase was attributable primarily to the fact that the service margins associated with our two largest customers in 2001 were substantially higher than the service margins realized on customer projects during most of 2000. Services associated with our two largest customers in 2001 did not ramp up to their existing levels until the last quarter of 2000. In addition, revenues associated with a portion of our service costs incurred in the last month of 2000 were not recognized until early in 2001.

       Hardware. Our cost from the sales of third party hardware increased by $563,814 (approximately 107%) from $527,717 in 2000 to $1,091,531 in 2001. This increase was associated solely with the concurrent increase in the sales of hardware in connection with the implementations of our contracts. Our gross margin for hardware sales for 2001 was approximately 22%, representing an increase over our 17% gross margin for hardware sales in 2000. This increase was attributable primarily to fact that the proportion of equipment on which we realize higher hardware resale margins was greater in 2001 than in 2000.

       Software Licenses. Our cost from the licensing of our Synapse-based products increased by $52,167 (approximately 30%) from $172,936 in 2000 to $225,103 in 2001. Substantially all of this increase was attributable to the increased human resources costs allocated to our licensing activities during 2001 and to the increase in 2001 of software amortization costs. Our gross margin for software licenses for 2001 was a negative 46%, representing a decrease from our 80% gross margin for software licenses in 2000. This decrease was attributable primarily to the combination of lower aggregate license revenues in 2001with the fact that these lower revenues were also at substantially lower margins than the average per license margin realized on license revenues in 2000.

       Maintenance. Our cost of maintenance increased by $91,218 (approximately 63%) from $143,997 in 2000 to $235,215 in 2001. This increase was primarily attributable to the increase in human resources that were necessary to be assigned in 2001 to support our ongoing maintenance obligations for 2002 and beyond on our Synapse software installed in 2001. As noted above under the caption "Revenues - Maintenance," we will not commence until 2002 to recognize the maintenance revenue associated with the maintenance obligations for software installed during 2001. Our gross margin for maintenance for 2001 was negative 129%, representing a decrease from our 2% gross margin for services in 2000. This decrease was attributable primarily to the combination of lower aggregate maintenance revenues in 2001with the fact that these lower revenues were also at substantially lower margins than those for maintenance revenues in 2000.

Gross Profit and Margins

       Gross profit was $1,005,031 in 2001, representing an increase of $122,115 (approximately 14%) over gross profit in 2000 of $882,916. Although our overall gross margin decreased to approximately 28% in 2001, down from approximately 37% in 2000, substantially all of this decrease was associated with the substantial decreases experienced in 2001 in our margins on software license revenues and software maintenance revenues, as described above. Margins in 2001 associated with our two largest revenue categories, services and third party hardware sales, were both substantially higher than the margins for those respective revenue categories in 2000, as described above.

Operating Expenses

       Research and Development. Research and development expenses increased by $428,819 (approximately 140%) from $306,721 in 2000 to $735,540 in 2001. This increase is primarily associated with the increase in resources allocated in 2001 toward product development. Research and development expenses represented approximately 13% and 20% of total revenues for 2000 and 2001, respectively. While we expect that research and development expenses will continue to increase in absolute dollars for the foreseeable future as we continue our product development activities, we anticipate that these expenses as a percentage of total revenues will not continue to increase.

       General and Administrative. General and administrative expenses increased by $856,119 (approximately 26%) from $3,310,762 in 2000 to $4,161,730 in 2001.
However, as a percentage of total revenues, general and administrative expenses decreased from approximately 140% in 2000 to approximately 114% in 2001. Substantially all (approximately 82%) of the dollar increase in general and administrative expenses is attributable to the increase in systems engineering personnel costs of approximately $700,000 in 2001 resulting from engineering staff additions in late 2000 and early 2001. Approximately 14% of the dollar increase was associated with increases in employee benefit costs in 2001. While we recognized approximately $290,000 in non-cash executive severance expenses, these non-recurring expenses were almost wholly offset by decreases in 2001 in personnel recruitment charges and third party professional and consulting expenses. Although smaller, increases were also recognized in 2001 in depreciation expenses and insurance premiums. While we expect that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as we continue to expand our operations, we anticipate that these expenses as a percentage of total revenues will continue to decrease.

       Sales and Marketing. Sales and marketing expenses increased by $242,005 (approximately 17%) from $1,465,410 in 2000 to $1,707,415 in 2001. This increase was primarily attributable to the expansion of our direct sales team during the first quarter of 2001, as well as the increase in the cost of our third party public relations and investor relations resources. Sales and marketing expense as a percentage of total revenues decreased from approximately 62% in 2000 to approximately 47% in 2001. While we expect that our sales and marketing expenses will continue to increase in absolute dollars as we implement our market share growth strategies, we anticipate that these expenses will continue to decrease as a percentage of total revenues.

       Non-recurring and Non-cash Items. During 2001, we recognized an aggregate of approximately $5.5 million in extraordinary, non-recurring and non-cash charges associated with (a) interest expense associated with bridge notes, related warrants and debt restructuring and (b) subsidiary asset impairment and related charges.

       Interest Expense. Interest expense increased $3,682,889 (approximately 3136%) from $117,452 in 2000 to $3,800,341in 2001. Substantially all
(approximately 95%) of this increase was related solely to the intrinsic value approach that was applied to both the common stock purchase warrants and the conversion features of our private placements of convertible debt in 2001, all as required by the application of Accounting Principles Board Opinion No. 14, Emerging Issues Task Force (EITF) Issue No. 98-5 and EITF Issue No. 00-27. The directive of these accounting policies is to attribute an appropriate value to the conversion feature imbedded in convertible debt where the conversion price is either below the market price of the common stock at the commitment date, or where such price may adjust during the life of the debt to a price that is below the market price of the common stock at the time of the adjustment. The entire value of the imbedded conversion feature is charged to interest expense and credited to additional paid in capital at the time of the commitment. These accounting policies also require recognition of the fair value of any warrants issued in connection with debt financing. The fair value is charged to a debt discount that is amortized to interest expense over the life of the related debt instrument, and an equal amount is credited to additional paid in capital.

       In connection with bridge financing we obtained during 2001 that was restructured at December 31, 2001, we issued convertible notes and debentures that had conversion prices that were below the market value of our common stock on the respective dates of the debentures. The total conversion value imbedded in these debentures and charged to interest expense in 2001 was $2,142,724. We also issued detachable common stock purchase warrants during 2001 in connection with the bridge financing described in the preceding sentence. The aggregate fair value of such warrants issued in 2001 was $1,382,882, all of which was charged to interest during 2001 because all of the related debt matured during 2001 and was restructured and exchanged for two-year convertible debentures on December 31, 2001. These interest expense amounts did not have any impact on our cash flow during 2001 and will not have any impact on cash flow for future periods.

       Subsidiary Impairment and Restructuring Charges. Impairment and restructuring charges increased from zero in 2000 to approximately $1.842 million in 2001. These 2001 impairment charges were solely related to the December 13, 2001 spin-off by our affiliate, WilCam Systems, LLC, of certain of its material assets associated with Synapse HR into our majority-controlled subsidiary, Synamco, LLC. These assets consisted entirely of software that had been capitalized by WilCam Systems, LLC. At the time of the transfer of these assets to Synamco, we elected to write down the asset to its fair value using the guidance of Statement of Financial Accounting Standards No. 86, resulting in an aggregate impairment and restructuring charges for 2001. In this connection, we also elected to increase the reserve applied to the note receivable from WilCam Systems, LLC, resulting in a charge to bad debt expense of $232,292. We did not recognize any charge to bad debt in the prior year.

Liquidity and Capital Resources

       Sources of Operating Capital. Prior to 1997, we financed our operations primarily through our revenues from operations, including funded research and development revenues, and occasional short-term loans from our principals and acquaintances. Since the middle of 1997, we have financed our operations primarily through private and public offerings of common stock and convertible debt, and to a lesser extent through borrowings from third-party lenders and from operating revenues. We raised net proceeds of approximately $1,220,000 in our November 1997 initial public offering on the Vancouver Stock Exchange. Since that time, we have raised additional equity of approximately $12.3 million through several private placements of common stock and stock purchase warrants and the conversion of approximately $1.7 million of convertible debt into equity. During 2001, we raised an aggregate of approximately $5.1 million in additional capital, consisting of approximately $1,032,371 from the exercise of common stock options and warrants, approximately $409,000 from the private placement of common stock, and approximately $3.66 million from the sale of convertible debt. During the first quarter of 2002, we raised approximately $830,000 through the issuance of two-year convertible debentures. We expect to raise additional funds in 2002 from the private placement of additional debt, equity or equity-linked securities.

       Cost and Expense Reduction Program. During the last month of the third quarter of 2001, in connection with executive managements' internal restructuring of our internal operations and in response to the need to reduce costs in connection with lower than expected year-to-date revenues, we commenced a comprehensive cost reduction program. The implementation of that program is now substantially complete and has resulted in a reduction of almost 50% in our monthly gross cash burn rate.

       Included in our cost reduction program were measures that resulted in substantial reductions in our largest expense categories of human resource and payroll-related expenses. These measures included reductions in non-essential staff which reduced our number of full time employees by approximately 33%; deferrals of up to 50% in the compensation of our seven most highly compensated executive officers; reductions of approximately 12% in the compensation rates for almost half of the remaining non-executive personnel; scale-backs in certain employee benefit programs; reductions of approximately 13% in the rates paid for health insurance; and substantial reductions in employee travel, accommodation and hiring costs. In addition, we have achieved significant cash flow relief through the discontinuance of non-essential third party consulting and service arrangements and the renegotiation of other third party contracts, including those in the areas of public relations, investor relations, financial advisory services, financial printing and industry research.

       During the remainder of 2002, in addition to the reductions outlined above, we expect to substantially reduce the costs associated with our operating facilities, including reductions in our lease obligations. We currently lease approximately 19,500 square feet of office space for our principal executive offices at a current annual gross rent of approximately $338,000. The annual rent under this lease, which expires in November 2005, will increase to approximately $345,000 in 2003 through 2005. Management is in discussions with the lessor of this office space in contemplation of substantial reductions in the amount of space leased. We have already vacated approximately 10% of our existing leased space for sublease or release back to our landlord. We expect to vacate a substantial additional amount of our existing leased space during 2002 without negatively impacting our operations, and we intend to pursue the renegotiation of our existing lease rates, or consider a buy-out of the lease in the event we are able to secure a lease of suitable facilities at market rates, which are currently approximately 35% lower than our current lease rate.

       We currently do not have any commitments or budgeted needs for any material capital expenditures, including purchases of furniture, fixtures and equipment during the remainder of 2002. In the absence of any substantial infusion of growth capital during 2002, we do not expect our capital expenditure plans for 2002 to change.

       Investor Debt and Other Payables. On December 31, 2001, we achieved almost complete debt service relief for 2002 and 2003 through the restructuring of substantially all of our short-term and long-term investor debt. Under the restructured debt instruments, the entire principal balance is not payable for up to two years (January 1, 2004). The first interest payment on our restructured debt is not due until January 2003, and the second interest payment is not due until maturity in 2004. We have also established long-term payout arrangements with respect to substantially all of our unsecured trade accounts payable. In addition, where permitted under securities laws, we have satisfied certain of our third party obligations through restricted stock grants.

       Additional Capital. As noted above, since December 31, 2001, we have raised approximately $830,000 through the issuance of two-year convertible debentures. We expect to raise additional funds in 2002 from the private placement of additional debt, equity or equity-linked securities. Because of the operating, market and industry risks associated with an investment in our common stock, and because our common stock is currently traded on the Over-the Counter Bulletin Board maintained by the NASD, we may experience difficulty in raising additional financing.

       Our current gross monthly cash burn rate is approximately $340,000. In the absence of any substantial infusion of growth capital during 2002, we have not budgeted for any material increase in this gross monthly burn rate. We expect that the proceeds from revenues generated from our operations and, to a lesser extent, the proceeds from our 2002 capital raising activities, will be adequate to meet our projected working capital and other cash requirements for at least the next twelve months. Management intends to closely follow the company's progress and to further reduce our expenses if our marketing and sales strategies do not result in sufficient revenues within a reasonable period. Any such reduction will involve scaling back, delaying or postponing those development activities that are not essential to the company achieving its stated objectives. In any event, our working capital deficit will continue to grow unless and until revenues increase sufficiently to meet expenditure levels.

2001 Cash Flow Analysis

       Net cash used in operating activities increased by approximately $50,000 (less than one percent) from approximately $5,167,000 during the twelve months ended December 31, 2000 to approximately $5,217,000 during the twelve months ended December 31, 2001. Although the dollar amount of the increase was insignificant, the relative allocation of cash used among our various operating expense categories in 2001 differed from that allocation in 2000 primarily along the same profile as the relative year-to-year comparisons in our 2001 revenues and expenses to those in 2000, all as described in greater detail above under the caption "Results of Operations - Year Ended December 31, 2001 Compared to Year Ended December 31, 2000."

       Net cash used in investing activities decreased by approximately $112,000 (approximately 16%) from approximately $692,000 during the twelve months ended December 31, 2000 to approximately $580,000 during the twelve months ended December 31, 2001. This was comprised of decreases from 2000 to 2001 of approximately $365,000 in purchases of property and equipment, and approximately $180,000 in the amount of related party receivables that were funded, almost all of which decreases were offset by an increase of $540,000 in cash used in purchases of affiliate equity.

       Net cash provided by financing activities was approximately $5.1 million during the twelve months ended December 31, 2001, as compared to approximately $6.5 million during the twelve months ended December 31, 2000. The net cash provided by financing activities in 2001 resulted primarily from the completion of private placements of approximately $3.66 in convertible debentures, approximately $409,000 from the completion of private placements of common stock, and approximately $1.03 million from the exercise of common stock options and warrants.

Item 7.    Financial Statements

       Reference is made to the Index to Financial Statements on Page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       Not applicable.

                                    PART III

       Information called for by Part III (Items 9, 10, 11 and 12) of this Annual Report on Form 10-KSB has been omitted as we intend to file with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2001 a definitive proxy statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such proxy statement.

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

                                  INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

Dated:  April 15, 2002            By: /s/ GEORGE E. MENDENHALL
                                     -------------------------------
                                          George E. Mendenhall
                                          Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                      Date
/s/ GEORGE E. MENDENHALL               Chairman, Chief Executive Officer     April 15, 2002
------------------------------
George E. Mendenhall                   and Director

/s/ STUART E. MASSEY                   Executive Vice President              April 15, 2002
------------------------------
Stuart E. Massey                       and Director

/s/ WILLIAM  S. McMASTER               Chief Financial Officer and           April 15, 2002
------------------------------
William S.  McMaster                   General Counsel (Principal
                                       Financial and Accounting Officer)

/s/  C. JOSEPH BERGER, JR.             Director                              April 15, 2002
------------------------------
C. Joseph Berger, Jr.

/s/ ROGER A. KAZANOWSKI                Director                              April 15, 2002
------------------------------
Roger A. Kazanowski

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                                   FORM 10-KSB

                                  EXHIBIT INDEX

Exhibit
Number
------

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 2.1 to the Company's Form 1-A filed July 9, 1997)

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 2.2 to the Company's Form 1-A filed July 9, 1997)

10.1 Employment Agreement dated as of December 31, 1996 between the Company and Harry P. Langley (incorporated by reference to Exhibit 6.2 to the Company's Form 1-A filed July 9, 1997)

10.2 Amendment No. 1 dated as of September 1, 1997, to Employment Agreement dated as of December 31, 1996, between the Company and Harry P. Langley (incorporated by reference to Exhibit 6.21 to the Company's Amendment No. 1 to Form 1-A filed September 15, 1997)

10.3 Employment Agreement dated as of January 1, 1997, as amended January 1, 1999, between the Company and George E. Mendenhall (incorporated by reference to Exhibit 6.3 to the Company's Form 1-A filed July 9, 1997)

10.4 Amendment No. 1 dated as of September 1, 1997, to Employment Agreement dated as of January 1, 1997, between the Company and George E. Mendenhall (incorporated by reference to Exhibit 6.22 to the Company's Amendment No. 1 to Form 1-A filed September 15, 1997)

10.5 Amendment No. 2 dated as of January 1, 1999 to Employment Agreement dated January 1, 1997, between the Company and George E. Mendenhall (incorporated by reference to Exhibit 6.17(b) to the Company's Amendment No. 1 to Form SB-1 filed April 6, 1999 (Registration No. 333-43437))

10.6 Employment Agreement dated as of December 31, 1996 between the Company and Stuart E. Massey (incorporated by reference to Exhibit 6.4 to the Company's Form 1-A filed July 9, 1997)

10.7 Amendment No. 1 dated as of September 1, 1997, to Employment Agreement dated as of December 31, 1996, between the Company and Stuart E. Massey (incorporated by reference to Exhibit 6.23 to the Company's Amendment No. 1 to Form 1-A filed September 15, 1997)

10.8 Employment Agreement dated as of July 3, 1995, between the Company and Donald J. Crossley (incorporated by reference to Exhibit 6.20 to the Company's Form 1-A filed July 9, 1997)

10.9 Employment Agreement effective as of January 1, 1999 between the Company and Donald R. Futch (incorporated by reference to Exhibit 6.20 to the Company's Amendment No. 1 to Form SB-1 filed April 6, 1999 (Registration No. 333-43437))

10.10 Employment Agreement effective as of May 30, 2000 between the Company and William S. McMaster. (incorporated by reference to Exhibit 10.10 to the Company's 10-KSB for the year ended December 31, 2000.)

10.11 Integrated Business Systems and Services, Inc. Stock Option Plan (incorporated by reference to Exhibit 6.18 to the Company's Form 1-A filed July 9, 1997) (incorporated by reference to Exhibit 10.12 to the Company's 10-KSB for the year ended December 31, 2000.)

10.12     Integrated Business Systems and Services, Inc. 2001 Stock Incentive
          Plan

10.13 Lease Agreement dated October 1, 2000 between the Company and Atrium Northeast Limited Partnership (incorporated by reference as Exhibit
          10.16 of the Company's Form 10-QSB for the quarter ended September 30,
          2000)

10.14 Escrow Agreement among Pacific Corporate Trust Company, the Company, Harry P. Langley, George E. Mendenhall and Stuart E. Massey (incorporated by reference to Exhibit 6.24 to the Company's Amendment No. 2 to Form 1-A filed October 8, 1997)

10.15 Nonqualified Stock Option Agreement dated as of May 30, 2000 between the Company and William S. McMaster (incorporated by reference to Exhibit 10.15 to the Company's 10-KSB for the year ended December 31, 2000.)

10.21 Class A Secured Convertible Debenture dated December 31, 2001 between the Company and IBSS Class A Investors.

10.22 Class B Secured Convertible Debenture dated December 31, 2001 between the Company and IBSS Class B Investors.

10.23 Common Stock Purchase Warrant dated December 31, 2001 between the Company and IBSS Class A Investors.

10.24 Common Stock Purchase Warrant dated December 31, 2001 between the Company and IBSS Class B Investors.

21        Subsidiaries of the Company

                 Integrated Business Systems and Services, Inc.

                          Index to Financial Statements

                                                                               Pages
                                                                               -----
Report of Independent Accountants ....................................           F-2

Financial Statements:
    Balance Sheets ...................................................           F-3
    Statements of Operations .........................................           F-4
    Statements of Changes in Shareholders' (Deficiency) Equity .......           F-5
    Statements of Cash Flows .........................................           F-6
    Notes to Financial Statements ....................................   F-7 to F-26

                        REPORT OF INDEPENDENT ACCOUNTANTS

                                    --------


To the Board of Directors
Integrated Business Systems and Services, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Business Systems and Services, Inc. and its subsidiary (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' (deficiency) equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a current year net loss, an accumulated deficit, and a working capital deficiency. Additionally, the Company recently received notification from Nasdaq Stock Market, Inc. ("Nasdaq") that it was not in compliance with Nasdaq requirements and therefore was delisted from the Nasdaq National Market, which may limit the Company ability to raise additional capital. These and other factors raise substantial doubt about IBSS's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Scott McElveen, LLP.
Columbia, South Carolina
April 10, 2002

                 Integrated Business Systems and Services, Inc.
                                 Balance Sheets
                                  December 31,

                                                                                  2001                 2000
                                                                             -------------    --------------
Assets
Current assets:
   Cash and cash equivalents                                                 $      6,100     $     700,892
   Accounts receivable, trade, net of allowance of $8,399 in 2001                 347,969         1,015,330
   Accounts receivable, other                                                       9,000                --
   Short term investments                                                              --            50,000
   Related party notes receivable, net of allowance for loan losses of
     $207,200 in 2001                                                              50,000           305,000
   Interest receivable                                                             24,635            25,262
   Unbilled revenue                                                                38,856                --
   Other prepaid expenses                                                          35,941            64,835
                                                                             -------------    --------------

Total current assets                                                              512,501         2,161,319
Capitalized software costs, net                                                   420,511           599,730
Property and equipment, net                                                       564,067           573,350
Investment in affiliated company, at equity                                            --           117,840
Related party receivable                                                           27,994            84,349
Other assets                                                                        4,154             4,128
                                                                             -------------    --------------

Total assets                                                                 $  1,529,227     $   3,540,716
                                                                             =============    ==============

Liabilities and Shareholders' Deficiency
Current liabilities:
    Notes payable, net of discount                                           $    696,227     $          --
    Accounts payable                                                              405,145           245,417
    Accrued liabilities:
      Accrued compensation and benefits                                           521,305           141,261
      Accrued payroll taxes                                                       322,772             7,248
      Accrued professional fees                                                   254,420            51,385
      Accrued interest                                                             35,050            31,250
      Other                                                                        44,049             6,370
    Deferred revenue                                                               93,377            48,150
                                                                             -------------    --------------

Total current liabilities                                                       2,372,345           531,081
Long-term debt, net of discount                                                 2,145,037         1,250,000
Long-term accrued compensation                                                     83,219                --
                                                                             -------------    --------------
Total liabilities                                                               4,600,601         1,781,081
                                                                             -------------    --------------

Commitments and contingencies

Shareholders' (deficiency) equity:
   Preferred stock, undesignated par value, authorized 10,000,000 shares,
      issued none                                                                      --                --
   Common shares, voting, no par value, 100,000,000 shares authorized,
      17,774,694 and 14,244,869 shares outstanding at December 31, 2001 and
      2000, respectively                                                       18,041,226        10,828,400
   Notes receivable officers/directors                                           (131,080)         (190,800)
   Accumulated deficit                                                        (20,134,167)       (8,877,965)
   Non-controlling interest in net assets                                        (847,353)               --
                                                                             -------------    --------------
Total shareholders' (deficiency) equity                                        (3,071,374)        1,759,635
                                                                             -------------    --------------

Total liabilities and shareholders' (deficiency) equity                      $  1,529,227     $   3,540,716
                                                                             =============    ==============

   The accompanying notes are an integral part of these financial statements.

                 Integrated Business Systems and Services, Inc.
                            Statements of Operations
                        for the years ended December 31,

                                                           2001                2000                 1999
                                                     ----------------    ----------------     ----------------
Revenues
Services                                             $     1,994,653     $       752,173      $       558,293
Hardware sales                                             1,406,208             633,116                1,576
Software licensing                                           153,750             850,000               74,483
Maintenance                                                  102,671             146,779              144,865
                                                     ----------------    ----------------     ---------------

Total revenues                                             3,657,282           2,382,068              779,217
                                                     ----------------    ----------------     ---------------

Cost of revenues
Services                                                   1,100,402             654,502              325,142
Hardware sales                                             1,091,531             527,717                1,161
Software licensing                                           225,103             172,936              137,138
Maintenance                                                  235,215             143,997               80,404
                                                     ----------------    ----------------     ---------------
                                                           2,652,251           1,499,152              543,845
                                                     ----------------    ----------------     ---------------

Gross margin                                               1,005,031             882,916              235,372
                                                     ----------------    ----------------     ---------------

Operating expenses
General and administrative                                 4,161,730           3,310,762            1,099,635
Sales and marketing                                        1,707,415           1,465,410              528,144
Research and development costs                               735,540             306,721              429,436
Restructuring and impairment charges                       1,841,272                  --                   --
Bad debt expense                                             232,292                  --                   --
                                                     ----------------    ----------------     ---------------

         Total operating expenses                          8,678,249           5,082,893            2,057,215
                                                     ----------------    ----------------     ---------------

         Loss from operations                             (7,673,218)         (4,199,977)          (1,821,843)

Loss on disposal of equipment                                 (5,151)             (8,582)              (3,077)
Other income                                                      83             101,384                   --
Interest income                                               32,912             170,207                   --
Interest expense                                          (3,800,341)           (117,452)             (94,938)
Loss on equity investment                                   (657,840)           (165,920)                  --
Non-controlling interest in loss                             847,353                  --                   --
                                                     ----------------    ----------------     ---------------
         Net loss                                    $   (11,256,202)    $    (4,220,340)     $    (1,919,858)
                                                     ================    ================     ===============

Loss per share:
         Net loss
           Basic and diluted                         $         (0.71)   $          (0.31)    $          (0.20)
                                                     ================    ================     ================

   The accompanying notes are an integral part of these financial statements.

                 Integrated Business Systems and Services, Inc.
           Statements of Changes in Shareholders' (Deficiency) Equity
                   for the three years ended December 31, 2001

                                           Number of        Common          Notes         Accumulated         Total
                                            Common          Shares        Receivable        Deficit       Shareholders'
                                            Shares         Carrying       Officers/       and Minority    (Deficiency)
                                          Outstanding       Value         Directors         Interest         Equity
                                         -------------  --------------  --------------   --------------  ---------------
Balance, December 31, 1998                  8,438,663   $   2,007,803   $          --    $  (2,737,767)  $     (729,964)
Sale of common shares                         861,800         839,695              --               --          839,695
Subordinated debt converted
   to common shares                           346,692         320,000              --               --          320,000
Exercise of options                            76,374         240,038              --               --          240,038
Exercise of warrants                          515,680         519,066              --               --          519,066
Issuance of warrants                               --         215,496              --               --          215,496
Notes receivable officers/directors           298,426              --        (190,800)              --         (190,800)
Net loss                                           --              --              --       (1,919,858)      (1,919,858)
                                         -------------  --------------  --------------   --------------  ---------------

Balance, December 31, 1999                 10,537,635       4,142,098        (190,800)      (4,657,625)        (706,327)
Sale of common shares                       1,700,000       4,899,190              --               --        4,899,190
Subordinated debt converted
   to common shares                           163,934         180,000              --               --          180,000
Exercise of options                           256,300         168,574              --               --          168,574
Exercise of warrants                        1,587,000       1,438,538              --               --        1,438,538
Net loss                                           --              --              --       (4,220,340)      (4,220,340)
                                         -------------  --------------  --------------   --------------  ---------------

Balance, December 31, 2000                 14,244,869      10,828,400        (190,800)      (8,877,965)       1,759,635
Sale of common shares                       1,020,000         408,600              --               --          408,600
Subordinated debt converted to
    common shares                           1,320,000       1,650,000              --               --        1,650,000
Payment of notes receivable
    officers/directors                             --              --          59,720               --           59,720
Issuance of warrants                               --       1,979,131              --               --        1,979,131
Long-term debt beneficial conversion               --       2,142,724              --               --        2,142,724
Exercise of options                            21,700          22,908              --            -- --           22,908
Exercise of warrants                        1,168,125       1,009,463              --               --        1,009,463
Net loss                                           --              --              --      (11,256,202)     (11,256,202)
Non-controlling interest in net assets             --              --              --         (847,353)        (847,353)
                                         -------------  --------------  --------------   --------------  ---------------

Balance, December 31, 2001                 17,774,694   $  18,041,226   $    (131,080)   $ (20,981,520)  $   (3,071,374)
                                         =============  ==============  ==============   ==============  ===============

   The accompanying notes are an integral part of these financial statements.

                 Integrated Business Systems and Services, Inc.
                            Statements of Cash Flows
                        for the years ended December 31,

                                                            2001              2000             1999
                                                       --------------    --------------    -------------
Operating activities
Net loss                                               $(11,256,202)     $ (4,220,340)     $ (1,919,858)
Adjustments to reconcile net loss to cash
   used in operating activities:
     Depreciation                                           154,312            93,342            58,688
     Provision for losses on notes and accounts
        receivable                                          215,599                --                --
     Amortization of software costs                         179,219           168,271           137,138
     Loss on disposal of equipment                            5,151             8,582             3,077
     Exercise of options in exchange of accounts
        receivable                                               --          (283,760)               --
     Loss on equity investments                            (657,840)          165,920                --
     Non-controlling interest in net loss                  (847,353)               --                --
     Non-cash interest expense                            3,525,606                --                --
     Non-cash restructuring and impairment charges        1,841,272                --                --
     Issuance of Warrants for professional series           174,813                --                --
     Write off of accounts payable                               --           (90,285)               --
Changes in operating assets and liabilities:
     Accounts receivable                                 (1,191,310)         (923,692)           40,067
     Unbilled revenue                                       (38,856)           28,885            (1,468)
     Interest receivable                                        627           (25,262)               --
     Prepaid commissions                                         --                --           (70,000)
     Prepaid expenses and other assets                       28,868           (15,744)           50,430
     Accounts payable                                       159,728           206,479           (17,917)
     Accrued expenses                                     1,128,271          (239,358)         (325,781)
     Deferred revenue                                        45,227           (40,123)          (31,910)
                                                       --------------    --------------    -------------
Cash used in operating activities                        (5,217,128)       (5,167,085)       (2,077,534)
                                                       --------------    --------------    -------------

Investing activities
Payment for purchases of equity interests in
   affiliates                                              (540,000)               --                --
Sale (purchase) of investments                               50,000           (50,000)               --
Purchases of property and equipment                        (155,883)         (519,620)          (76,663)
Proceeds from sale of property and equipment                  5,703                --                --
Capitalized internal software development costs                  --                --           (52,143)
Related party receivables, net                               58,905          (122,725)          (82,944)
                                                       --------------    --------------    -------------
Cash used in investing activities                          (581,275)         (692,345)         (211,750)
                                                       --------------    --------------    -------------

Financing activities
Proceeds from (payments on) notes payable, net                   --           (28,976)         (217,828)
Proceeds from issuance of convertible debt                2,836,640                --                --
Payments on long-term debt                                       --                --           (81,000)
Sale of common shares                                       408,600         4,872,069           839,695
Proceeds from exercise of common stock options and
    warrants                                              1,032,371         1,634,233           384,624
Proceeds from issuance of warrants                               --                --           215,496
Proceeds from issuance of convertible promissory
    notes                                                   826,000                --         1,250,000
(Repayment to) borrowings from related party, net                --                --           (35,300)
                                                       --------------    --------------    -------------
Cash provided by financing activities                     5,103,611         6,477,326         2,355,687
                                                       --------------    --------------    -------------

Net (decrease) increase in cash                               (694,792)             617,896               66,403
Cash and cash equivalents at beginning of period               700,892               82,996               16,593
                                                       -----------------    -----------------    ----------------
Cash and cash equivalents at end of period             $         6,100      $       700,892      $        82,996
                                                       =================    =================    ================

   The accompanying notes are an integral part of these financial statements.

                 Integrated Business Systems and Services, Inc.
                          Notes To Financial Statements

Note 1.  Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, Integrated Business Systems and Services, Inc, ("IBSS") has a working capital deficiency and an accumulated deficit of approximately $1,860,000 and $20,982,000, respectively at December 31, 2001. Ultimately, IBSS viability as a going concern is dependent upon its ability to generate positive cash flows from operations, maintain adequate working capital and obtain satisfactory long-term financing. However, there can be no assurances that IBSS will be successful in the above endeavors.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should IBSS be unable to continue as a going concern. IBSS' plans include the following, although it is not possible to predict the ultimate outcome of IBSS' efforts.

Cost and Expense Reductions. During the third quarter of 2001, IBSS commenced a comprehensive internal restructuring and cost reduction program. The implementation of that program is now substantially complete and has resulted in a reduction of almost 50% in IBSS' monthly gross cash burn rate. Included in the program were measures that resulted in substantial reductions in IBSS' largest expenses categories of human resource and payroll-related expenses. These measures included reductions in non-essential staff, deferrals of up to 50% of executive compensation, reductions in overall staff compensation rates, scale-backs in certain employee benefit programs, reductions in rates paid for health insurance and reductions in employee travel, accommodation and hiring costs. In addition, IBSS has achieved significant cash flow relief through the discontinuance of non-essential third party consulting and service arrangements and the renegotiation of other third party contracts, including those in the areas of public relations, investor relations, financial advisory services, financial printing and industry research. During the remainder of 2002, in addition to the reductions outlined above, IBSS expects to substantially reduce the costs associated with its operating facilities, including reductions in its lease obligations and its expenditures for furniture, fixtures and equipment. In the absence of any substantial infusion of growth capital during the year, IBSS has no plans during 2002 for any significant capital expenditures or any material increases in its monthly cash burn rate.

Investor Debt and Other Payables. On December 31, 2001, IBSS achieved almost complete debt service relief for 2002 and 2003 through the restructuring of substantially all of its short-term and long-term investor debt. Under the restructured debt instruments, the entire principal balance is not payable for up to two years following January 1, 2002. The first interest payment is not due until January 2003, and the second interest payment is not due until maturity in 2004. IBSS has also established long-term payout arrangements with respect to substantially all of its unsecured trade accounts payable. In addition, where permitted under securities laws, IBSS has satisfied certain third party obligations through restricted stock grants.

Additional Capital. Since December 31, 2001, IBSS has raised approximately $830,000 in additional investor funding through the issuance of two-year convertible debentures and common stock purchase warrants. IBSS expects to raise additional capital during 2002 through the issuance of convertible debt or equity securities. Because of the operating, market and industry risks associated with an investment in IBSS, and because its common stock is currently traded on the Over-the Counter Bulletin Board maintained by the NASD, IBSS may experience difficulty in raising additional financing.

Note 2.  Summary of Significant Accounting Policies:

All financial information presented in these financial statements is expressed in U.S. dollars, except as otherwise noted. The Canadian exchange rates to one U.S. dollar at December 31, 2001 and 2000 were $1.5911 and $1.4988, respectively.

IBSS is in the business of providing computer technology products and services to industrial manufacturers and on-line transaction processing businesses primarily in the United States. IBSS' principal business areas are: (1) installing, licensing and servicing systems developed by IBSS that help manage the shop floor transactions of manufacturing facilities (the "Synapse Manufacturing 2.0 System") using IBSS' software Synapse, which manages on-line computer

                 Integrated Business Systems and Services, Inc.
                          Notes To Financial Statements

transactions; (2) providing systems integration services to manufacturing companies; and (3) developing and marketing Synapse EAI+ to on-line transaction processing businesses.

IBSS' primary efforts are now directed to the development of a market for its Synapse Manufacturing 2.0 and Synapse EAI+ software and integration services.

Basis of Consolidation - In 2001, the consolidated financial statements include the accounts of IBSS and its majority-owned subsidiary company (collectively "IBSS"). At December 31, 2000, IBSS did not have any consolidated affiliates.

                 Integrated Business Systems and Services, Inc.
                          Notes To Financial Statements

Note 2.  Summary of Significant Accounting Policies (continued):

Cash and Cash Equivalents - IBSS considers all highly liquid investments with a maturity of three months or less at date of acquisition to be cash equivalents.

Property and Equipment - Property and equipment, including certain support software acquired for internal use, are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over their estimated useful lives, generally ranging from five to seven years. Leasehold improvements are amortized over the lesser of the term of the respective lease or estimated useful life of the improvement. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to income.

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

IBSS generally recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable. Each of these four criteria above is defined as follows:

Persuasive evidence of an arrangement exists. It is IBSS' customary practice to have a written contract, which is signed by both the customer and IBSS or, in situations where a contract is not required, a customer purchase order has been received.

Delivery has occurred. IBSS' software may be either physically or electronically delivered to the customer. Delivery is deemed to have occurred upon the delivery of the electronic code or the shipment of the physical product based on standard contractual committed shipping terms, whereby risk of loss passes to the customer when the shipment is picked up by the carrier. If

                 Integrated Business Systems and Services, Inc.
                          Notes To Financial Statements

undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered as described above.

                 Integrated Business Systems and Services, Inc.
                          Notes To Financial Statements

Note 2.  Summary of Significant Accounting Policies (continued):

Revenue Recognition (continued) - The fee is fixed or determinable. IBSS' customers generally pay a per-license fee that is based on the number of servers on which the software is installed, the size of the application that they will develop for the software, the options provided for those servers, and the number of client workstations that access the server. Additional license fees are due when the total number of subscribers using IBSS' products increases beyond the specified number for which a license was purchased or when additional options are added. License fees are generally due within 30-45 days from product delivery.

Collectibility is probable. Collectibility is assessed on a customer-by customer bases. IBSS typically sells to customers with high credit ratings and solid payment practices. New customers are subjected to a credit review process in which we evaluate the customers' financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, revenue is recognized as cash payments are received.

IBSS' agreements with its customers and resellers do not contain product return rights. Revenues from maintenance, which consist of fees for ongoing support and product updates, are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time and materials basis under separate service arrangements.

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

Impairment of Long-Lived Assets - IBSS reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used other than goodwill is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value of the assets. The recoverability of goodwill is assessed whenever the facts and circumstances suggest that the asset may be impaired and the write-down material. IBSS assesses the recoverability of goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future cash flows.

                 Integrated Business Systems and Services, Inc.
                          Notes To Financial Statements

Note 2.  Summary of Significant Accounting Policies (continued):

Software Development Costs - Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," issued by the Financial Accounting Standards Board ("FASB"), certain costs incurred in the internal development of computer software, which is to be licensed to customers, are capitalized. Amortization of capitalized software costs is provided upon commercial release of the products at the greater of the amount using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product including the period being reported on. IBSS generally amortizes capitalized software costs on a straight-line basis over five years.

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

Because IBSS believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized during 2001 or 2000.

Stock-Based Compensation - SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. IBSS has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market prices of IBSS's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

Equity Instruments - IBSS issues various types of debt and equity instruments in its efforts to meet capital needs of the Company.

IBSS follows FASB APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14") in its accounting for issuances of convertible debt with detachable stock purchase warrants, In accordance with APB 14, IBSS allocates the portion of proceeds of debt securities issued with detachable stock purchase warrants, which is allocable to warrants as paid-in capital, included as a component of its no par value common stock, IBSS determines the fair value of stock purchase warrants using Black-Scholes valuation techniques.

From time to time, IBSS issues convertible securities with beneficial conversion features, whereby the conversion feature is "in the money" and therefore there is a presumption that the debt will be converted prior to maturity. In accordance with FASB Emerging Issues Task Force ("EITF") 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios", IBSS allocates a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in, included as a component of its no par value common stock. IBSS recognizes the proceeds allocated to the beneficial conversion feature as interest expense through the date of earliest conversion. IBSS limits the discount assigned to the beneficial conversion feature to the amount of proceeds allocated to the convertible instrument. During the year ended December 31, 2001, interest expense attributable to the beneficial conversion feature was reduced by approximately $600,000 due the limits imposed upon IBSS by EITF 98-5.

In accordance with FASB's EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments" IBSS allocates the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange on a relative fair value basis.

                 Integrated Business Systems and Services, Inc.
                          Notes To Financial Statements

Note 2.  Summary of Significant Accounting Policies (continued):

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

Major Customers - IBSS derives a substantial portion of its gross revenues from sales to two major customers in 2001 and sales to three major customers in 2000 and 1999. For the years ended December 31, 2001, 2000 and 1999 sales to these customers totaled approximately $3,526,000, $2,006,000 and $608,000, respectively. Accounts receivable due from these customers were approximately $346,000 and $780,000 at December 31, 2001 and 2000, respectively.

Foreign Currency Transactions - Transaction gains and losses are included in the results of operations of the period in which they occur. Assets and liabilities are translated utilizing year-end exchange rates. IBSS did not have any transaction losses for the three years ended December 31, 2001.

Net Loss Per Share of Common Stock - All net loss per share of Common Stock amounts presented have been computed based on the weighted average number of shares of Common Stock outstanding in accordance with SFAS No. 128. Stock warrants and stock options are not included in the calculation of dilutive loss per common share because IBSS has experienced operating losses in all periods presented and, therefore, the effect would be antidilutive.

Financial Instruments - The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of the Company's notes payable and long-term debt at December 31, 2001 and 2000 approximate fair value as they bear interest at market rates.

                 Integrated Business Systems and Services, Inc.
                          Notes To Financial Statements

Non-Controlling Interest in Net Assets - IBSS records the minority interest portion of majority-owned operations, which are applicable to the minority interest partners, as a component of equity and its statements of operations:

New Accounting Standards - In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 supercedes Accounting Principles Bulletin No. 17 "Intangible Assets." SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by SFAS No. 142 are: (a) goodwill and indefinite lived intangible assets will no longer be amortized, (b) goodwill will be tested for impairment at least annually, (c) intangible assets deemed to have indefinite lives will be tested for impairment at least annually and (d) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. IBSS does not expect the adoption of SFAS No. 142 to have a material effect on its financial statements.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." IBSS does not expect the adoption of SFAS No. 144 to have a material effect on its financial statements.

Note 3.  Acquisitions:

In June 2000, IBSS established the corporate charter of ASP*N, LLC ("ASP*N"), as a 25% joint venture with a financial services company. ASP*N's primary purpose was to develop and implement technological strategies for application service providers.

During 2000, IBSS invoiced ASP*N approximately $500,000 for professional and technology services provided to Wilcam through ASP*N. On December 29, 2000, IBSS exercised its option for an additional 25% interest in ASP*N's membership interests in exchange for the receivable balance of approximately $500,000 due from ASP*N, which management believes is recorded in accordance with EITF 00-8:
"Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services." After IBSS equity method eliminations, the sale of services resulted in a net services revenue recognition of approximately $284,000. Expenses associated with these services were general and administrative expenses and are accordingly reflected as such in these financial statements. At December 31, 2000, IBSS owned a 43.02% interest in ASP*N, after certain dilution effects occurring as a result of 3rd party investments in ASP*N.

On November 10, 2000, ASP*N contributed professional and technology consulting services to Wilcam Systems, LLC ("Wilcam") for a 50% equity interest in Wilcam's Class B membership interests and purchased an additional 4% of Wilcam's Class C non-voting membership interests for $600,000. On December 29, 2000, ASP*N exercised its option for 3.5% of Wilcam's Class D membership interests. The November 10 and December 29, 2000 purchases of Class C and

                 Integrated Business Systems and Services, Inc.
                          Notes To Financial Statements

Class D non-voting membership interests diluted the Class B membership interests by 3.75%. At December 31, 2000, ASP*N's resulting ownership percentages in Wilcam were 46.25% Class B, 4.0 % Class C and 3.5% Class D membership interests.

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements

Note 3.  Acquisitions (continued):

During 2000, IBSS loaned $305,000 to Wilcam for operational purposes. The note bears interest at the prime rate plus 1% and is due on demand. In addition, IBSS invoiced Wilcam approximately $165,000 for maintenance and consulting services. On January 17, 2001 IBSS converted approximately $180,000 of the Wilcam loan to a 1.2% equity interest in Wilcam's Class D membership interests.

On March 22, 2001, IBSS purchased an additional 2.4% investment in Wilcam's Class D non-voting membership interests for $360,000.

On October 1, 2001, IBSS assigned 12.05% of its investment in ASP*N to a 3/rd/ party, resulting in a residual interest in ASP*N of 30.97%, and a cost basis of $500,000. In December 2001, Synamco, LLC was formed to continue development of Synapse-HR, a web-based federal Family Medical Leave Act, attendance and benefits management software. On December 13, 2001, IBSS exchanged its residual interest in ASP*N of 30.97% for 50.38% and 3.6% voting and non-voting stock, respectively of Synamco, LLC common stock. In accordance with FASB's Emerging Issue Task Force 98-7 "Accounting for Exchanges of Similar Equity Method Investments," IBSS has recorded the exchange transaction at the fair value of the net assets received by IBSS.

As of December 13, 2001, Synamco, LLC had software capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" of approximately $860,000, goodwill of approximately $982,000, and liabilities of approximately $1,842,000. The capitalized software was comprised of principally a Synapse license purchased from IBSS by Wilcam for approximately $500,000, and professional services purchased from IBSS by Wilcam for approximately $1,787,000.

At December 31, 2001, IBSS determined its investment in Synamco, L.L.C. and the related goodwill to be impaired under the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Due to significant capital constraints, IBSS has not budgeted for any sales from Synamco, L.L.C. and therefore, the present value of estimated future cash flows is estimated by management to be minimal. As a result of the impairment analysis performed by IBSS, approximately $1,842,000 has been charged against 2001 operations.

Summarized financial information for the equity affiliate at December 31, 2000:

Accounts receivable                                           $    51,548
Note receivable                                                    85,000
Investment in affiliate, at equity                                506,770
                                                              -----------
Total assets                                                  $   643,318
                                                              ===========

Current liabilities                                           $    51,448
Note payable                                                       93,691
Total capital                                                     498,179
                                                              -----------
Total liabilities and capital                                     643,318
                                                              ===========

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements


                                                        ===============
Net sales                                               $           --
                                                        ===============
Net loss                                                $     (599,921)
                                                        ===============

Note 4.  Capitalized Software Costs:

Capitalized software costs consist of the following at December 31:

                                                      2001             2000
                                                 -------------    -------------

Internally developed software                    $    998,105     $    998,105
Less accumulated amortization                        (577,594)        (398,375)
                                                 -------------    -------------

Capitalized software costs, net                  $    420,511     $    599,730
                                                 =============    =============

IBSS has determined that no write-down of capitalized software costs for impairment is necessary for the reporting periods included in these financial statements.

Note 5.  Property and Equipment:

Property and equipment consists of the following at December 31:

                                                     2001             2000
                                                -------------    -------------

Computer equipment                              $    353,733     $    281,869
Furniture and fixtures                               178,086          180,806
Marketing equipment                                  107,514          102,019
Office and other equipment                            95,878           90,083
Computer software                                     78,986           33,543
Leasehold improvements                                52,516           40,039
                                                -------------    -------------
                                                     866,713          728,359
Less accumulated depreciation                       (302,646)        (155,009)
                                                -------------    -------------

Property and equipment, net                     $    564,067     $    573,350
                                                =============    =============

Note 6.  Notes Payable:

                                                     2001             2000
                                                -------------    -------------

Notes payable to a third party bearing
 interest at 10%, principal and interest due
 March 15, 2002. Principal and interest are
 convertible into common shares at $1.50 per
 share                                          $    576,000     $         --
Notes payable to a third party bearing
 interest at 10%, principal and interest due
 March 15, 2002. Principal and interest are
 convertible into common shares at $1.00 per
 share.                                              250,000               --
                                                -------------    -------------
                                                     826,000
Less discount                                       (129,773)
                                                -------------    -------------
                                                $    696,227     $         --
                                                =============    =============

As part of the notes payable financing, IBSS issued the debt holders 423,000 detachable warrants with 3-year terms, which entitle the holder to purchase one common share for each warrant. The warrants are exercisable at prices ranging from $1.00 to $3.00 per share.

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements

Note 7.  Long-Term Debt:

During 1999, IBSS issued $1,250,000 principal amount of convertible notes (the "Convertible Notes") that were due in full on January 1, 2002. Interest on the Convertible Notes was payable quarterly commencing in October 1999 at rates ranging from 7% to 10%. The Convertible Notes were convertible into common shares at $2.50 per share, at the option of the holder. The Convertible Notes were amended and restated on March 2, 2001 and June 29, 2001. The resulting conversion rate was $1.25 per share. On June 29, 2001, the Convertible Notes were redeemed in full and 1,000,000 shares were issued.

On March 2, 2001, IBSS issued $1,413,000 principal amount of notes payable. These notes were due in full on November 1, 2001 with an interest rate of 10%. On June 29, 2001, in conjunction with an amendment of the agreement, $400,000 was converted into common shares and 320,000 shares were issued. In December 2001, $1,013,000 of the notes payable was refinanced. IBSS amended certain outstanding warrants to lower the per share price for consideration of this note payable.

On October 15, 2001, IBSS issued $150,000 principal amount of notes payable, due in full on October 15, 2003 with an interest rate of 10%. Interest is payable quarterly in arrears beginning October 15, 2002 and quarterly thereafter. The note is partially convertible at the option of the holder up to $75,000 of principal, at any time at $1.00 per share.

On December 31, 2001, IBSS issued $2,286,640 principal amount of convertible notes, including $1,013,000 refinance of the March 2, 2001 debt issue, due in full on January 1, 2004 or at the point proceeds greater than $1 million are received from investor funding. The December 31, 2001 debt issue refinanced various cash advances received by IBSS during 2001, totaling $1,273,640. Interest on the notes is payable in arrears on January 1, 2003 and January 1, 2004. Interest accrues at a graduating scale beginning at 9% for the first 90 days and increases by 1% each 90-day period thereafter. If all principal and interest amounts due are paid January 1, 2003 and there are no events of default, interest remains at 9%. The notes are convertible in whole or part at any time at the option of the holder at $1.00 per share. IBSS issued 1,822,519 warrants at an exercise price of $1.60 in consideration for these convertible notes.

Note 8.  Subordinated Debt:

As part of the 1998 subordinated note financing, IBSS issued the debt holders 541,000, non-transferable, detachable warrants with a two-year term, which entitle the holder to purchase one common share for each warrant. The warrants were exercisable at a price of $0.923 in year one and are exercisable at a price of $1.061 in year two. On November 2, 1999, 259,680 of the

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements

warrants were exercised at a price of $1.061. During 2000, the remaining 281,320 warrants were exercised at a price of $1.061.

Note 9.  Shareholders' (Deficiency) Equity:

Performance Shares - As a requirement of the British Columbia Securities Commission, the total common shares of management (3,600,000) were held pursuant to the terms of an escrow agreement, as performance shares ("Escrowed Shares").

Prior to 2001 performance shares were to be released from escrow, on a pro-rata basis, based upon the cumulative cash flow of IBSS, as evidenced by annual audited financial statements. "Cash flow" was defined to mean net income or loss before tax, adjusted for certain add-backs. For each $0.91 (Canadian) of cumulative cash flow generated by IBSS from its operations, one performance share would be released from escrow.

During 2001, the Canadian laws were amended to allow release of the escrowed shares based upon the passage of time. Management believes that release of the Escrowed Shares to officers, directors, employees and consultants of IBSS will not be deemed compensatory as there is no longer a service requirement and the owners are not required to remain at IBSS.

On September 19, 2001, a 25% pro-rata release of the original escrow stock was made.

Preferred Stock - IBSS' authorized shares of preferred stock may be issued in one or more series, and the Board of Directors is authorized, without further action by the shareholders, to designate the rights, preferences, limitations and restrictions of and upon shares of each series, including dividend, voting, redemption and conversion rights. The Board of Directors also may designate par value, preferences in liquidation and the numbers of shares constituting any series. There are not any shares of preferred stock outstanding at December 31, 2001 or 2000.

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements

Note 9.  Shareholders' (Deficiency) Equity (continued):

Warrants - The following table shows warrants outstanding for the purchase of common shares at December 31, 2001. Warrants are exercisable at the option of the holder.

    Issue Date                                      Exercise Price                                       Outstanding
----------------------       -------------------------------------------------------------------         -----------
July 23, 1999                $2.40 per share in years one through three.  Repriced in 2001 to
                               $0.60 per share in years one through two.                                    550,000
                             $3.40 per share in years one through three.  Repriced in 2001 to
                               $0.60 per share in years one through two.                                    100,000
                             $1.40 per share in years one through three.  Repriced in 2001 to
                               $0.60 per share in years one through two.                                     60,000

January 3, 2000              $1.87 per share in years one through two.                                       50,000

January 3, 2000              $1.87 per share in years one through five.                                      11,855

February 4, 2000             $5.94 and $10.38 in years one through five.                                    259,680

February 15, 2000            $5.50, $6.00, and $6.50 per share in years one through three,
                                 respectively.                                                              250,000

February 25, 2000            $2.50 for Group A; and $3.50 for Group B                                       501,875

May 30, 2000                 $6.00 per share in years one through nine.                                      50,002

November 7, 2000             $7.69 per share in years one though five.                                       30,000

December 15, 2000            $3.94 per share in years one through three.                                     20,000

January 1, 2001              $3.91 per share in years one through five.                                     100,000

March 2, 2001                $0.60 per share in years one through two.                                      413,000

May 8, 2001                  $3.00 per share in years one through three.                                     40,000

May 30, 2001                 $3.00 per share in years one through three.                                     20,000

May 31, 2001                 $3.00 per share in years one through three.                                     10,000

August 7, 2001               $3.30 per share in years one through three.                                     87,500

August 14, 2001              $1.00 per share in years one through three.                                    125,000

August 17, 2001              $3.00 per share in years one through three.                                     10,000

September 11, 2001           $2.85 per share in years one through ten.                                      100,000

September 14, 2001           $2.90 per share in years one through three.                                     75,000

October 15, 2001             $1.80 per share in years one through five.                                     100,000

November 14, 2001            $1.90 per share in years one through three.                                    135,500

November 20, 2001            $1.84 per share in years one through five.                                      25,000

December 13, 2001            $1.00 per share in years one through three.                                     10,625

December 31, 2001            $1.60 per share in years one through three                                   2,497,519
                                                                                                    ---------------
Total Outstanding Warrants                                                                                5,632,556
                                                                                                    ===============

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements

Note 9.  Shareholders' (Deficiency) Equity (continued):

                                                          Weighted average
                                                              exercise
                                          Warrants        price per share
                                         -----------     -----------------
Outstanding at December 31, 1999          3,352,000         $      1.84
Granted during the year                   1,171,535         $      4.72
Exercised during the year                (1,587,000)        $      0.91
                                         -----------        -----------
Outstanding at December 31, 2000          2,936,535         $      3.35
Granted during the year                   3,864,146         $      1.78
Exercised during the year                (1,168,125)        $      0.86
                                         -----------        -----------
Outstanding at December 31, 2001          5,632,556         $      2.12
                                         ===========        ===========

Note 10.  Loss per share:

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share:

                                                               2001            2000             1999
                                                          ---------------  --------------   --------------
Numerator:
     Numerator for basic and diluted loss per share       $ (11,256,202)   $  (4,220,340)   $  (1,919,858)
                                                          --------------   --------------   --------------

Denominator:
   Weighted average common shares - basic and diluted
     calculation                                             15,872,128       13,483,211        9,478,146
                                                          --------------   --------------   --------------

Basic and diluted loss per share                          $       (0.71)   $      (0.31)    $      (0.20)
                                                          ==============   ==============   ==============

The warrants and options were not included in the computation of diluted loss per share because the warrants and options are antidilutive when included in the computation due to IBSS's net loss.

Note 11:  Severance Charges:

During the year 2001, IBSS implemented a plan to reduce its cost structure by reducing its workforce. IBSS recorded a one-time charge of approximately $317,000, consisting of employee severance costs. Severance costs were determined based on employee years of service as well as their level within the organization. Of the total amount charged to expense for the year ended December 31, 2001, approximately $134,000 was paid during 2001 and the remaining $183,000 is included in accrued compensation and benefits.

Note 12.  Employee Benefits:

Retirement Plan - IBSS maintains a 401(k) retirement plan, which is managed by an outside trustee. All employees are eligible to participate. IBSS has not contributed to the 401(k) plan.

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements

Note 12.  Employee Benefits (continued):

Stock Option Plan - IBSS' Board of Directors adopted a stock option plan (the "1997 Option Plan"), effective April 29, 1997. Options normally extend for 5 years and under committee policy generally become exercisable in installments of 50 percent per six months commencing six months from the date of grant. The maximum number of common shares of IBSS reserved for issuance under the Option Plan, including options currently outstanding, is 1,860,000. The number of common shares reserved for issuance to any one person cannot exceed 5% of the number of issued and outstanding common shares, and no person is entitled to receive in any one year grants regarding more than 50,000 shares. The plan closed on December 31, 2000. On June 28, 2000, IBSS adopted the 2001 Stock Incentive Plan (the "2001 Option Plan"), effective January 1, 2001. The 2001 Option Plan provides for option awards of up to 600,000 shares, stock appreciation rights and restricted stock awards. The options have terms up to ten years.

Information with respect to options granted under the 1997 Stock Option Plan is as follows:

                                                                Weighted average
                                                                    exercise
                                              Stock Options      price per share
                                             ---------------    ----------------
Outstanding at December 31, 1999 (1)              481,400         $       1.25
Outstanding at December 31, 1999                  388,800         $       1.30
Granted during the year                           552,998         $       7.82
Exercised during the year (1)                    (160,400)        $       0.95
Exercised during the year                         (95,900)        $       0.67
Expired or cancelled during the year               (3,000)        $      15.00
                                             ---------------      --------------
Outstanding at December 31, 2000 (1)              321,000         $       1.42
                                             ===============      ==============
Outstanding at December 31, 2000                  842,898         $       5.64
                                             ===============      ==============
Granted during the year                            68,000         $       2.67
Exercised during the year (1)                     (21,700)        $       1.56
Exercised during the year                              --         $         --
Expired or cancelled during the year (1)          (32,500)        $       3.40
Expired or cancelled during the year             (320,000)        $       4.87
                                             ---------------      --------------
Outstanding at December 31, 2001 (1)              266,800         $       1.16
                                             ===============      ==============
Outstanding at December 31, 2001                  590,898         $       5.71
                                             ===============      ==============
(1)      Canadian Dollars

Information with respect to options granted under the 2001 Stock Option Plan is as follows:

                                                               Weighted average
                                                                   exercise
                                             Stock Options     price per share
                                            ---------------   ------------------
Outstanding at December 31, 2000                    --          $        --
Granted during the year                         78,000          $      3.41
Exercised during the year                           --          $        --

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements

Expired or cancelled during the year                       --      $       --
                                                    ---------      ----------
Outstanding at December 31, 2001                       78,000      $     3.41
                                                    =========      ==========

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements

Note 12.  Employee Benefits (continued):

Had compensation expense for IBSS' Option Plans been determined based upon fair values at the grant dates for awards under the Option Plan in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," IBSS' net loss and net loss per share would have increased to the pro forma amounts indicated below. Additional stock option awards are anticipated in future years.

                                             2001                  2000               1999
                                       -----------------    ------------------  ------------------
Net Loss
  As reported                          $    (11,256,202)    $     (4,220,340)   $     (1,919,858)
  Pro forma                            $    (12,175,220)    $     (6,937,905)   $     (2,446,134)
Net loss per share
  As reported                          $          (0.71)    $          (0.31)   $          (0.20)
  Pro forma                            $          (0.77)    $          (0.51)   $          (0.26)

The pro forma disclosures required by SFAS 123 regarding net loss and net loss per share are stated as if IBSS had accounted for stock options using fair values. Using the Black-Scholes option pricing model the fair value at the date of grant for these options was estimated using the following assumptions:

                                               2001                   2000                    1999
                                       -------------------    --------------------    --------------------
Dividend yield                                    --                     --                      --
Expected volatility                              4.6%                   4.3%                    4.1%
Risk-free rate of return                   3.7 - 4.4%             5.2 - 6.4%              4.4 - 5.7%
Expected option life                               5                      5                       5

The weighted average fair value for options granted under the Option Plans during 2001, 2000, and 1999 was $1.25, $7.85 and $0.77, respectively.

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

Note 13.  Income Taxes:

Deferred income taxes reflect the net tax effect of temporary differences and carryforwards between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of IBSS' deferred tax assets and liabilities consisted of the following at December 31:

                                                    2001                  2000
                                            -------------------   -------------------
Deferred tax assets:
  Operating loss carryforwards              $         6,221,020   $        3,008,683
  Deferred revenue                                       35,483               18,297
  Other, net                                            136,637               40,900
  Valuation allowance                                (6,162,463)          (2,818,611)
                                            -------------------   ------------------

Total deferred tax assets                               230,673              249,269
                                            -------------------   ------------------

Deferred tax liabilities:
  Capitalized software costs                           (159,795)            (227,898)
  Depreciation                                          (61,517)             (21,371)
  Other, net                                             (9,361)                  --
                                            -------------------   ------------------

Total deferred tax liabilities                         (230,673)            (249,269)
                                            -------------------   ------------------

Total                                       $                --   $               --
                                            ===================   ==================

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements

Note 13.  Income Taxes (continued):

Temporary differences and carryforwards, which gave rise to significant portions of deferred tax assets and liabilities at December 31, are as follows:

                                                   2001          2000             1999
                                              -------------  -------------   --------------
 Operating loss carryforward                  $   3,116,043  $   1,424,973   $     685,496
 Deferred revenue                                    17,186        (15,247)        (12,126)
 Other, net                                          46,225         47,706              27
 Capitalized software costs                          68,103         63,943          32,297
 Valuation allowance                             (3,247,557)    (1,521,375)       (705,694)
                                              -------------  -------------   --------------

          Net deferred income taxes           $          --  $          --   $          --
                                              =============  =============   ==============

The principal reasons for the differences between income tax expense and the amount computed by applying the statutory federal rate to pre-tax loss were as follows for the three years ended December 31:

                                                   2001            2000             1999
                                              -------------  ---------------    -----------
Tax at statutory federal rate                 $  (3,827,109) $   (1,384,714)    $ (652,752)
Effect on rate of:
   Restructuring/Impairment, Warrants,
     options, convertible debt                    1,256,267              --             --
   Life insurance premiums                            3,820          (4,030)        (4,720)
   Penalties                                         12,593         (18,453)       (10,968)
   Non-deductible expenses                            2,899         (23,615)        (4,098)
   State income taxes, net of federal income
     tax effect                                    (864,168)        (90,563)       (33,156)
   Change in valuation allowance                  3,247,557       1,521,375        705,694
                                              -------------  --------------     ----------

Total                                         $          --  $           --     $       --
                                              =============  ==============     ==========

As of December 31, 2001, IBSS had federal and state net operating loss carryforwards of approximately $__________. The net operating loss carryforwards will expire between 2017 and 2020, if not utilized.

Note 14.  Related Party Transactions:

For the year ended December 31, 2001, approximately $1,622,000 of total revenues was from licensing and services provided to related parties. There were no trade accounts receivable due from the related parties at December 31, 2001.

Related party receivables at December 31, 2001 are advances primarily to Company directors. Substantially all of these advances are provided to three officers/directors of IBSS. Upon employee termination, IBSS may not have the ability to collect the advances from the terminated employees. To date, no employee advances have been written off.

                 Integrated Business Systems and Services, Inc.
                         Notes to Financial Statements

Note 14.  Related Party Transactions (continued):

At December 31, 2001, IBSS had approximately $39,000 due to related parties included in accounts payable.

At December 31, 2001, IBSS held six notes receivable with balances totaling $131,080 from officers/directors of IBSS. IBSS loaned the officers/directors money to exercise Common Stock purchase warrant agreements to purchase an aggregate of 300,000 shares of IBSS's common stock at the applicable exercise price of $0.60 to $0.68 per share. These notes, which bear interest at the prime rate per annum, mature on April 29, 2002 with the principal balance and interest due at maturity. The loans are collaterized by 300,000 shares of common stock. The receivable is shown on the balance sheets as a reduction in stockholders' equity.

In 1999, IBSS loaned money to related parties for the purchase of 173,120 shares of IBSS's common stock at an exercise price of $1.061 per share. These notes, which are non-interest bearing, were due on demand. In the first quarter of 2000, IBSS received full payment of the related party notes receivable.

Note 15.  Supplemental Cash Flow Information:

During the years presented below, interest paid amounted to:

                                                                         2001          2000          1999
                                                                    -------------  -----------  --------------
Interest paid                                                       $    270,935   $   129,608   $    104,287
                                                                    =============  ============  =============

The following table summarizes non-cash investing and financing activities:
                                                                         2001          2000          1999
                                                                    -------------  ------------  -------------

Repayment of employee advances and notes for purchase of common
   stock                                                            $    104,970   $        --   $         --
                                                                    =============  ============  =============

Conversion of convertible notes into capital                        $  1,650,000   $   180,000   $    320,000
                                                                    =============  ============  =============

Repayment of notes payable issued for common stock purchase and
   related party receivable in exchange for severance package       $    104,970   $        --   $         --
                                                                    =============  ============  =============


Transfer of accrued expenses to notes payable                       $              $        --   $    156,976
                                                                    =============  ============  =============

Issuance of notes for purchase of common stock                      $         --   $        --   $    374,480
                                                                    =============  ============  =============

Note 16.  Commitments and Contingencies:

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

                 Integrated Business Systems and Services, Inc.
                         Notes To Financial Statements

Note 16. Commitments and Contingencies (continued):

At December 31, 2001 minimum lease payments are as follows:

                        2002                  $ 336,704
                        2003                    334,205
                        2004                    255,596
                                              ---------

                                              $ 926,505
                                              =========

Rent expense was approximately as follows for the years ended December 31:

                                                 2001        2000        1999
                                              ----------  ----------  ----------

                                              $  411,000  $  394,000  $   88,000
                                              ==========  ==========  ==========

Note 17.  Significant Risks and Uncertainties:

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

Note 18. Segment Information:

Management has determined that IBSS operates in one dominant industry segment, which involves the supply of computer technology products and services. These products and services have similar economic characteristics, customers and distribution methods. All of IBSS's operations, assets, and employees are located in the United States and its revenues are generated in the United States.