Form 10QSB
period 2002-03-31
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2002-05-15
CIK 1040863

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549
                                   Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:        March 31, 2002
                                       --------------

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transaction period from: ____________________ to _____________________.

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

                                 (803) 736-5595
                                  -------------
                           (Issuer's telephone number)

    __________________________________________________________________________
       (Former Name, address or fiscal year, if changed since last report)


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


     17,814,811 shares of no par common shares outstanding at March 31, 2002
     -----------------------------------------------------------------------


Transitional Small Business Disclosure Format (check one)  (  )  Yes  (X)  No

                 Integrated Business Systems and Services, Inc.

                                      Index

PART I          FINANCIAL INFORMATION                                                        Page
                                                                                            Number
                                                                                            ------
                Item 1          Financial Statements                                          3-6

                                Balance Sheets -  March 31, 2002, and

                                December 31, 2001                                              3

                                Statements of Operations for the three months
                                ended March 31, 2002, and 2001, respectively                   4

                                Statements of Cash Flows for the three months
                                ended March 31, 2002, and 2001, respectively                   5

                                Notes to Consolidated Financial Statements                     6

                Item 2          Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                            8

PART II         OTHER INFORMATION                                                             18

                Items 1 - 6

SIGNATURES

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements
                  Integrated Business Systems & Services, Inc.
                                 Balance Sheets

                                                                         March 31, 2002        December 31, 2001
                                                                           (unaudited)            (audited)
                                                                           -----------            ---------
Assets
Current assets:
  Cash and cash equivalents                                                $    126,574          $      6,100
  Accounts receivable, trade                                                    201,004               356,969
  Short-term investment
  Related party notes receivable                                                 74,755                50,000
  Interest receivable                                                            26,802                24,635
  Unbilled revenue                                                               38,856                38,856
  Other prepaid expenses                                                         73,959                35,941
                                                                           ------------          ------------

Total current assets                                                            541,950               512,501
Capitalized software costs, net                                                 375,708               420,511
Property and equipment, net                                                     526,444               564,067
Related party receivable                                                                               27,994
Other assets                                                                      4,153                 4,154
                                                                           ------------          ------------

Total assets                                                                  1,448,255             1,529,227

Liabilities and shareholders' equity (deficiency)
Current liabilities:
 Notes payable                                                                  683,444          $    696,227
 Accounts payable                                                               365,298               405,145
  Accrued liabilities
     Accrued compensation and benefits                                          563,194               521,305
     Accrued payroll taxes                                                      380,193               322,772
     Accrued professional fees                                                  182,357               254,420
     Accrued interest                                                           104,857                35,050
     Other                                                                       64,273                44,049
  Deferred revenue                                                              121,476                93,377
                                                                           ------------          ------------

Total current liabilities                                                     2,465,092             2.372,345
Long-term debt, net of current portion                                        2,543,906             2,145,037
Long-term accrued compensation                                                   55,843                83,219
                                                                           ------------          ------------

Total liabilities:                                                            5,064,841             4,600,601
                                                                           ------------          ------------

Stockholders' equity:
    Common Shares, voting, no par value, 100,000,000 shares
    authorized, 17,814,811 and  17,774,694, shares outstanding
    at March 31, 2002, and December 31, 2001, respectively.                  18,775,236            18,041,226
  Notes receivable - stock                                                     (131,080)             (131,080)
  Accumulated deficit                                                       (21,413,389)          (20,134,167)
  Non-controlling interest in net assets                                       (847,353)             (847,353)
                                                                           ------------          ------------
Total shareholders' equity                                                   (3,616,586)           (3,071,374)
                                                                           ------------          ------------
Total liabilities and shareholders' equity                                    1,448,255             1,529,227
                                                                           ============          ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 Integrated Business Systems and Services, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                          Three Months             Three Months
                                                  ended March 31, 2002     ended March 31, 2001
                                                  --------------------     --------------------
Revenues:

Service revenue                                                310,743                  406,893
License revenue                                                151,590
Maintenance and support                                         25,563                   29,775
Hardware revenue                                                82,376                  441,847
Other revenue                                                   19,694                    7,593
                                                          ------------             ------------

  Total revenues                                               589,966                  886,109
                                                          ------------             ------------

Cost of revenues:                                              471,362                  685,504
                                                          ------------             ------------

Gross Profit (loss)                                            118,604                  200,605

Research and development costs                                 131,182                  261,339
General and Administrative                                     629,553                  868,380
Sales and marketing                                            183,480                  629,238
                                                          ------------             ------------

  Total operating expenses                                     944,215                1,758,957
                                                          ------------             ------------

  Loss from operations                                        (825,611)              (1,558,352)
                                                          ------------             ------------

Interest income                                                  2,396                   13,722
Other income                                                        13                        0
Interest expense                                              (456,020)                 (38,070)
Loss on equity investment                                                               (77,139)
                                                          ------------             ------------

  Total other income (expense)                                (453,611)                (101,487)
                                                          ------------             ------------

Net loss                                                    (1,279,222)              (1,659,839)
                                                          ------------             ------------
Earnings (loss) per share
  Basic and diluted                                       $      (0.07)            $      (0.12)

Weighted average common shares outstanding                  17,792,321               14,293,869


  The accompanying notes are an integral part of these consolidated financial statements.

                 Integrated Business Systems and Services, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                     Three Months
                                                                                    ended March 31,
                                                                                    ---------------
                                                                               2002                    2001
                                                                               ----                    ----
Operating activities:
Net loss                                                               $ (1,279,222)           $ (1,659,839)
Adjustments to reconcile net loss to cash used in
operating activities:
  Depreciation/amortization                                                  38,182                  35,075
  Amortization of software cost                                              44,805                  44,805
  Non-cash Interest expense                                                 372,273                       0
  Issuance of Stock in Exchange for Accounts Payable                         62,446                       0
  Loss on equity investments                                                      0                  77,139
Changes in assets and liabilities:
  Accounts receivable                                                       155,965                 (82,036)
  Interest receivable                                                        (2,166)                    843
  Prepaid expenses and other assets                                         (38,018)                (12,638)
  Accounts payable                                                          (39,847)                 41,899
  Accrued expenses                                                           89,902                  84,022
  Deferred revenue                                                           28,099                   4,531
                                                                       ------------            ------------
Cash used in operating activities                                          (567,581)             (1,466,199)
                                                                       ------------            ------------

Investing activities:
Purchases of property and equipment                                            (560)                (98,451)
Payment for purchases of Equity in Affiliate                                      0                (540,000)
Related party receivable, net                                                 3,239                 305,000
                                                                       ------------            ------------
Cash provided by (used in) investing activities                               2,679                (333,451)
                                                                       ------------            ------------

Financing activities:
Proceeds from issuance of convertible long term debt                        809,000                       0
(Payments on) proceeds from long term debt                                 (125,000)              1,413,000
Sale of common shares
Proceeds from exercise of common stock options
  and warrants                                                                1,376                 287,000
                                                                       ------------            ------------
Cash provided by financing activities:                                      685,376               1,700,000
                                                                       ------------            ------------

Net increase (decrease) in Cash                                             120,474                 (99,650)
Cash and Cash Equivalents at Beginning of Period                              6,100                 700,892
                                                                       ------------            ------------
Cash and Cash Equivalents at End of Period                             $    126,574            $    601,242
                                                                       ------------            ------------

   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for year ended December 31, 2001.

BASIS OF CONSOLIDATION

In 2001 and 2002, the consolidated financial statements include the accounts of IBSS and its majority-owned subsidiary Synamco, L.L.C. (collectively "IBSS").

EARNINGS PER SHARE

The computation of basic earnings (loss) per share and diluted earnings (loss) per share is in conformity with the provisions of Statement of Financial Accounting Standards No. 128.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, Integrated Business Systems and Services, Inc. ("IBSS") has a working capital deficiency and an accumulated deficit, including minority interests, of approximately $1,860,000 and $20,982,000, respectively at December 31, 2001. Ultimately, IBSS' viability as a going concern is dependent upon its ability to generate positive cash flows from operations, maintain adequate working capital and obtain satisfactory long-term financing. However, there can be no assurances that IBSS will be successful in the above endeavors.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should IBSS be unable to continue as a going concern. IBSS' plans include the following, although it is not possible to predict the ultimate outcome of IBSS' efforts.

Cost and Expense Reductions. During the third quarter of 2001, IBSS commenced a comprehensive internal restructuring and cost reduction program. The implementation of that program is now substantially complete and has resulted in a reduction of almost 50% in IBSS' monthly gross cash burn rate. Included in the program were measures that resulted in substantial reductions in IBSS' largest expense categories of human resource and payroll-related expenses. These measures included reductions in non-essential staff, deferrals of up to 50% of executive compensation, reductions in overall staff compensation rates, scale-backs in certain employee benefit programs, reductions in rates paid for health insurance and reductions in employee travel, accommodation and hiring costs. In addition, IBSS has achieved significant cash flow relief through the discontinuance of non-essential third party consulting and service arrangements and the renegotiation of other third party contracts, including those in the areas of public relations, investor relations, financial advisory services, financial printing and industry research. During the remainder of 2002, in addition to the reductions outlined above, IBSS expects to substantially reduce the costs associated with its operating facilities, including reductions in its lease obligations and its expenditures for furniture, fixtures and equipment. In the absence of any substantial infusion of growth capital during the year, IBSS has no plans during 2002 for any significant capital expenditures or any material increases in its monthly cash burn rate.

Investor Debt and Other Payables. On December 31, 2001, IBSS achieved debt service relief for 2002 and 2003 through the restructuring of substantially all of its short-term and long-term investor debt. Under the restructured debt instruments, the entire principal balance is not payable for up to two years following January 1, 2002. The first interest payment is not due until January 2003, and the second interest payment is not due until maturity in 2004. IBSS has also established long-term payout arrangements with respect to substantially all of its unsecured trade accounts payable. In addition, where permitted under securities laws, IBSS has satisfied certain third party obligations through restricted stock grants.

Additional Capital. Since December 31, 2001, IBSS has raised approximately $830,000 in additional investor funding through the issuance of two-year convertible debentures and common stock purchase warrants. IBSS expects to raise additional capital during 2002 through the issuance of convertible debt or equity securities. Because of the operating, market and industry risks associated with an investment in IBSS, and because its common stock is currently traded on the Over-the-Counter Bulletin Board maintained by the NASD, IBSS may experience difficulty in raising additional financing.

                                     ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advisory Note Regarding Forward-Looking Statements

Some of the statements contained in this report on Form 10-QSB constitute forward-looking statements that involve risks and uncertainties. We caution readers of this report that these statements involve a number of known and unknown risks that may cause our actual results to be materially different from those contemplated by these statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report under the captions "Factors That May Affect Our Operating Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those set forth in other periodic reports and filings that we make with the Securities and Exchange Commission.

The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto set forth elsewhere in this report.

Results of Operations
---------------------

For the three months ended March 31, 2002, as compared to the three months ended
--------------------------------------------------------------------------------
March 31, 2001.
---------------

Revenues. Total revenues decreased $296,143 to $589,966 in the three months ended March 31, 2002, from $886,109 in the three months ended March 31, 2001. This decrease was primarily attributable to an decrease in hardware revenue due to a decrease in hardware sales

Cost of Revenues. Total cost of revenues decreased $214,142 to $471,362 in the three months ended March 31, 2002 from $886,109 in the three months ended March 31, 2001. These figures included a $276, 435 decrease in hardware cost. The cost of revenues as a percentage of total revenues was 80% and 77% in the three months ended March 31, 2002, and 2001, respectively. Accordingly, the gross margin was 20% and 23% in the three months ended March 31, 2002, and 2001, respectively.

Research and Development. Research and development costs decreased $130,157 to $ 131,182 in the three months ended March 31, 2002, from $200,605 in the three months ended March 31, 2001. Research and development costs represented 22% and 29% of total revenues for the three months ended March 31, 2002, and 2001, respectively.

General and Administrative. General and administrative expenses, including interest expense, decreased $238,827 to $629,553 in the three months ended March 31, 2002, from $868,830 in the three months ended March 31, 2001. General and administrative expenses decreased due to cost cutting measures that were taken in the fourth quarter of 2001 and during the first quarter of 2002. General and administrative expenses represented 107% and 98% of total revenues in the three months ended March 31, 2002, and 2001, respectively.

Sales and Marketing. Sales and marketing expenses decreased $445,758 to $183,480 in the three months ended March 31, 2002 from $629,238 in the three months ended March 31, 2001. This decrease was attributable to decreases in marketing salaries due a reduction in sales and marketing staff, as well as decreases in professional fees and public relations awareness expenses. Sales and marketing expenses represented 31% and 71% of total revenues in the three months ended March 31, 2002, and 2001, respectively.

Total Other Expense. Total Other Expense increased $352,093 to $453,611 in the quarter ended March 31, 2002, from the $101,518 in the three months ended March 31, 2001. Although, Loss on Investment in Equity Investment was down $77,139 or 100% due to the divestment of WilCam Systems, LLC., Interest Expense was up $417,950 to $456.020 in the quarter from $38,070 in the same quarter for the previous year. Substantially all ($372,274) of this increase was related solely to the intrinsic value approach that was applied to both the common stock purchase warrants and the conversion features of our private placements of convertible debt in 2001, all as required by the application of Accounting Principles Board Opinion No. 14, Emerging Issues Task Force (EITF) Issue No. 98-5 and EITF Issue No. 00-27. The directive of these accounting policies is to attribute an appropriate value to the conversion feature imbedded in convertible debt where the conversion price is either below the market price of the common stock at the commitment date, or where such price may adjust during the life of the debt to a price that is below the market price of the common stock at the time of the adjustment. The entire value of the imbedded conversion feature is charged to interest expense and credited to additional paid in capital at the time of the commitment. These accounting policies also require recognition of the fair value of any warrants issued in connection with debt financing. The fair value is charged to a debt discount that is amortized to interest expense over the life of the related debt instrument, and an equal amount is credited to additional paid in capital. Corporate and Other Related Non-Operating Items represented 77% and 11% of total revenues in the three months ended March 31, 2002 and 2001, respectively.

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

         Additional Capital.

         As noted above, since December 31, 2001, we have raised approximately $800,000 through the issuance of two-year convertible debentures. We expect to raise additional funds in 2002 from the private placement of additional debt, equity or equity-linked securities. Because of the operating, market and industry risks associated with an investment in our common stock, and because our common stock is currently traded on the Over-the Counter Bulletin Board maintained by the NASD, we may experience difficulty in raising additional financing.

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

Cash Flow Analysis

         Net cash used in operating activities decreased by approximately $889,629 from approximately $1,466,199 during the three months ended March 31, 2001 to approximately $576,570 during the three months ended March 31, 2002. This significant decrease was largely due to the cost cutting plan that the Company is currently implementing.

         Net cash used in investing activities decreased by approximately $333,000 from approximately $333,451 during the three months ended March 31, 2001 to approximately $2,679 during the three months ended March 31, 2002. Almost all of this decrease was attributable to $540,000 in cash used in purchases of affiliate equity in 2001 that were not repeated in 2002.

         Net cash provided by financing activities was approximately $700,000 during the three months ended March 31, 2002, as compared to approximately $1,700.000 during the three months ended March 31, 2001. The net cash provided by financing activities in the first quarter of 2002 resulted primarily from the issuance of approximately $800,000 in convertible debentures.

                  FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

         In addition to other information contained in this Report on Form 10-QSB, the following risk factors should be carefully considered in evaluating our company and its business. These factors may have a significant impact on our business, operating results and financial condition. As a consequence of these risk factors, the other information contained in this report, and the risks discussed in our other periodic filings with the Securities and Exchange Commission, our actual results could differ materially from those contemplated by any forward-looking statements contained in this report.

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

Substantially all of our debt is secured and a default by us under this debt could result in a foreclosure on all of our assets.

         At March 31, 2002 we had approximately $3,227,000 of outstanding debt under convertible debentures issued by the company in 2001 and 2002. This debt is secured by all of our assets. Of this amount approximately $125,000 in principal is due during 2002, approximately 576,000 is due on January 1, 2003 and the remainder of this debt is due on January 1, 2004. Interest payments on the portion that matures after 2002 are due in two installments on January 1, 2003 and on January 1, 2004. In the event that we are unable to satisfy our repayment obligations under this secured debt, or we otherwise default under the terms of this debt, the holders of this debt may seek to foreclose their security interest. In such event, if we are unable to reach a pay-out arrangement satisfactory to the holders of this debt and seek relief under federal bankruptcy laws, we believe that we would no longer be able to maintain our operations.

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

         The Synapse software products we offer are internally complex. Complex software may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Although we conduct extensive testing, we may not discover software defects that affect our current or new products or enhancements until after they are sold. Although we have not experienced any material software defects to date, any errors, defects or slow performance that is discovered could result in:

            .  loss of revenue
            .  product returns or order cancellations
            .  delay in market acceptance of our products

            .  diversion of our development resources
            .  distraction of our management
            . damage to our customer relationships and our reputation . increased service and warranty costs
            .  costly litigation defense

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

         The market for our current suite of software products is characterized by:

            .  rapid technological change
            . frequent new product introductions and enhancements . uncertain product life cycles
            .  changing customer requirements
            .  evolving industry standards

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

         Our success depends upon our proprietary technology. To establish and protect our proprietary rights, we rely primarily on a combination of:

            .  patent law
            .  copyright law
            .  trademark and trade secret laws
            .  confidentiality procedures and agreements
            .  licensing arrangements
            .  the complex nature of our technologies

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

         We expect that our currently held cash, cash from expected customer revenues, and cash from one or more private placements of securities expected to close during the first half of 2002 should be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Even if we are successful in realizing our expected 2002 sales revenues and in completing the private sale of additional securities, we expect that we may still require additional financing in the future to implement our growth strategies and achieve our long-term objectives. We cannot be certain that we will be able to obtain additional debt or equity financing on favorable terms, or at all. If we obtain additional equity financing, our shareholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and that force us to maintain specified liquidity or other ratios, any of which could harm our business. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

            .   develop or enhance our products and services
            .   continue to expand our sales and marketing organizations
            .   acquire complementary technologies, products or businesses
            .   expand operations, in the United States or internationally
            .   hire, train and retain employees
            .   respond to competitive pressures or unanticipated working
                capital requirements

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

In many cases, shareholders receive a premium for their shares when a company is purchased by another enterprise. Various provisions in our articles of incorporation and bylaws and South Carolina corporate laws could deter and make it more difficult for a third party to bring about a merger, sale of control, or similar transaction without approval of our board of directors, even if the transaction would be beneficial to our shareholders. These provisions tend to perpetuate existing management. As a result, our shareholders may be deprived of opportunities to sell some or all of their shares at prices that represent a premium over market prices. These provisions, which could make it less likely that a change in control will occur, include:

          . provisions in our articles of incorporation establishing three classes of directors with staggered terms, which means that only one-third of the members of the board of directors is elected each year, and each director serves for a term of three years.

          . provisions in our articles of incorporation authorizing the board of directors to issue a series of preferred stock without shareholder action, which issuance could discourage a third party from attempting to acquire, or make it more difficult for a third party to acquire, a controlling interest in us.

          . provisions in our articles of incorporation prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of shareholders to elect director candidates.

          . provisions in our bylaws relating to meetings of shareholders which limit who may call a meeting and what matters will be voted upon.

          . provisions in our bylaws establishing advance notice requirements for nominations for election to the the board of directors and for proposing matters that can be acted upon by shareholders at shareholder meetings.

          . state law provisions that require two-thirds of the shareholders to approve mergers and similar transactions, and amendments to the articles of incorporation.

       In addition, the South Carolina Business Combination Act, the South Carolina Control Share Acquisition Act and the vesting terms of our stock option plans may discourage, delay or prevent a change in control of our company.

                                     PART II

                                OTHER INFORMATION
Item 1 - Legal Proceedings

         We are not involved in any material legal proceedings.

Item 2 - Changes in Securities

         During the three months ended March 31, 2002 we issued the following securities in transactions that were not registered under the Securities Act of 1933:

         During the first quarter, we received approximately $800,000 in gross proceeds from the issuance of two-year convertible debentures. The debentures carry an annual interest rate of 9%, which increases one percentage point each calendar quarter unless the debentures are repaid on or before December 31, 2002, whereupon the interest rate reverts to 9%. All principal under the debentures is due upon maturity on January 1, 2004 and interest is payable in two annual installments on January 1, 2003 and at maturity. Under the debentures, we are obligated to apply toward the repayment of principle and interest an escalating percentage of funds over $1 million received by us in future capital raising activities. The conversion price per share under the debentures is the lower of $1.00 and 50% of the average closing price of the common stock for the 30 calendar days prior to conversion. The exercise price per share under the warrants is $1.60. In January, the Company issued 38,117 shares to satisfy certain third party obligations.

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

Item 4 - Submission of Matters to Vote of Security Holders

         No matters were submitted to a vote of the shareholders of the Company during the first quarter of fiscal year 2002.

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

Integrated Business Systems and Services, Inc.
(Registrant)


/s/ George E. Mendenhall

------------------------------------------
 George E. Mendenhall, Ph.D.

Chief Executive Officer and
Chairman of the Board

Date: May 15, 2002

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                                   FORM 10-QSB

                                  EXHIBIT INDEX

Exhibit
Number
------

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 2.1 to the Company's Form 1-A filed July 9, 1997).

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 2.2 to the Company's Form 1-A filed July 9, 1997).

10.1 Employment Agreement dated as of December 31, 1996 between the Company and Harry P. Langley (incorporated by reference to Exhibit 6.2 to the Company's Form 1-A filed July 9, 1997).

10.2 Amendment No. 1 dated as of September 1, 1997, to Employment Agreement dated as of December 31, 1996, between the Company and Harry P. Langley (incorporated by reference to Exhibit 6.21 to the Company's Amendment No. 1 to Form 1-A filed September 15, 1997).

10.3 Employment Agreement dated as of January 1, 1997, as amended January 1, 1999, between the Company and George E. Mendenhall (incorporated by reference to Exhibit 6.3 to the Company's Form 1-A filed July 9, 1997).

10.4 Amendment No. 1 dated as of September 1, 1997, to Employment Agreement dated as of January 1, 1997, between the Company and George E. Mendenhall (incorporated by reference to Exhibit 6.22 to the Company'sAmendment No. 1 to Form 1-A filed September 15, 1997).

10.5 Amendment No. 2 dated as of January 1, 1999 to Employment Agreement dated January 1, 1997, between the Company and George E. Mendenhall (incorporated by reference to Exhibit 6.17(b) to the Company's Amendment No. 1 to Form SB-1 filed April 6, 1999 (Registration No.333-43437)).

10.6 Employment Agreement dated as of December 31, 1996 between the Company and Stuart E. Massey (incorporated by reference to Exhibit 6.4 to the Company's Form 1-A filed July 9, 1997).

10.7 Amendment No. 1 dated as of September 1, 1997, to Employment Agreement dated as of December 31, 1996, between the Company and Stuart E. Massey (incorporated by reference to Exhibit 6.23 to the Company's Amendment No. 1 to Form 1-A filed September 15, 1997).

10.8 Employment Agreement effective as of January 1, 1999 between the Company and Donald R. Futch (incorporated by reference to Exhibit 6.20 to the Company's Amendment No. 1 to Form SB-1 filed April 6, 1999(Registration No. 333-43437)).

10.9 Employment Agreement effective as of May 30, 2000 between the Company and William S. McMaster. (incorporated by reference to Exhibit 10.10 to the Company's 10-KSB for the year ended December 31, 2000).

10.10 Integrated Business Systems and Services, Inc. Stock Option Plan (incorporated by reference to Exhibit 6.18 to the Company's Form 1-A filed July 9, 1997) (incorporated by reference to Exhibit 10.12 to the Company's 10-KSB for the year ended December 31, 2000).

10.11 Integrated Business Systems and Services, Inc. 2001 Stock Incentive Plan, as amended.

10.12 Lease Agreement dated October 1, 2000 between the Company and Atrium Northeast Limited Partnership (incorporated by reference as Exhibit
        10.16 of the Company's Form 10-QSB for the quarter ended September 30,
        2000).

10.13 Escrow Agreement among Pacific Corporate Trust Company, the Company, Harry P. Langley, George E. Mendenhall and Stuart E. Massey (incorporated by reference to Exhibit 6.24 to the Company's Amendment No. 2 to Form 1-A filed October 8, 1997).

10.14 Nonqualified Stock Option Agreement dated as of May 30, 2000 between the Company and William S. McMaster (incorporated by reference to Exhibit
        10.15 to the Company's 10-KSB for the year ended December 31, 2000).

10.16 Letter Agreement between the Company and George E. Mendenhall effective September 1, 2001 with respect to cash compensation deferral.

10.17 Letter Agreement between the Company and Stuart E. Massey effective September 1, 2001 with respect to cash compensation deferral.

10.18 Letter Agreement between the Company and William S. McMaster effective September 1, 2001 with respect to cash compensation deferral.

10.19 Letter Agreement between the Company and Donald R. Futch effective September 1, 2001 with respect to cash compensation deferral.

10.20 Letter Agreement between the Company and James V. Hopkins effective September 1, 2001 with respect to cash compensation deferral.

10.21 Class A Secured Convertible Debenture dated December 31, 2001 between the Company and IBSS Class A Investors.

10.22 Class B Secured Convertible Debenture dated December 31, 2001 between the Company and IBSS Class B Investors.

10.23 Common Stock Purchase Warrant dated December 31, 2001 between the Company and IBSS Class A Investors.

10.24 Common Stock Purchase Warrant dated December 31, 2001 between the Company and IBSS Class B Investors.

10.25 Omnibus Security Agreement dated December 31, 2001 by and among the Company, IBSS Class A Investors and IBSS Class B Investors.

10.26 Inter-Creditor Agreement dated December 31, 2001 by and among the Company, IBSS Class A Investors and IBSS Class B Investors.

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Form 10-KSB for the fiscal year ended December 31, 2001).