Form 10QSB
period 2002-06-30
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2002-08-14
CIK 1040863

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended: June 30, 2002
                                    -------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transaction period from:                     to
                                     --------------------   --------------------

                         Commission File number: 0-24031

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

                                 (803) 736-5595
                           (Issuer's telephone number)


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


   18,409,248 shares of no par value common stock outstanding at June 30, 2002
   ---------------------------------------------------------------------------


Transitional Small Business Disclosure Format (check one)  ( )  Yes  (X)  No

                 Integrated Business Systems and Services, Inc.
                                   Form 10-QSB
                           Quarter Ended June 30, 2002

                                Table of Contents
                                                                           Page
                                                                          Number
                                                                          ------

PART I  FINANCIAL INFORMATION

        Item 1.  Consolidated Condensed Financial Statements:

                 Consolidated Condensed Balance Sheets as of June
                 30, 2002, and December 31, 2001                               3

                 Consolidated Condensed Statements of Operations for the
                 three months and six months ended June 30, 2002 and 2001,
                 respectively                                                  4

                 Consolidated Condensed Statements of Cash Flows for the six
                 months ended June 30, 2002 and 2001, respectively             5

                 Notes to Consolidated Condensed Financial Statements          6

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                     8

                 Risk Factors That May Affect Our Financial Condition and
                 Operating Results                                            12

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                           21

         Item 2.  Changes in Securities                                       21

         Item 3.  Defaults Upon Senior Securities                             21

         Item 4.  Submission of Matters to Vote of  Security Holders          21

         Item 5.  Other Information                                           22

         Item 6.  Exhibits and Reports on Form 8-K                            22

         Signatures                                                           23

         Exhibit Index                                                        24

IMPORTANT ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

               Some of the statements contained in this report on Form 10-QSB constitute forward-looking statements that involve risks and uncertainties. We caution readers of this report that these statements involve a number of known and unknown risks that may cause our actual results to be materially different from those contemplated by these statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors That May Affect Our Financial Condition and Operating Results," as well as those set forth in other periodic reports and filings that we make with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 Integrated Business Systems and Services, Inc.
                      Consolidated Condensed Balance Sheets

                                                                               June 30, 2002              December 31, 2001
ASSETS:                                                                         (unaudited)                  (audited)
                                                                                -----------                 ---------
Current assets:
      Cash and cash equivalents                                                 $ 64,298                     $  6,100
      Accounts receivable, trade, net                                            137,257                      347,969
      Accounts receivable, other                                                     -0-                        9,000
      Related party notes receivable, net of loan loss allowance of $207,200      50,000                       50,000
      Interest receivable                                                         28,991                       24,635
      Unbilled revenue                                                               -0-                       38,856
      Other prepaid expenses                                                      43,766                       35,941
                                                                                  ------                       ------
Total current assets                                                             324,312                      512,501

Capitalized software costs, net                                                  330,903                      420,511
Property and equipment, net                                                      488,247                      564,067
Related party receivable                                                          21,499                       27,994
Other assets                                                                       3,978                        4,154
                                                                                   -----                        -----

Total assets                                                                 $ 1,168,939                  $ 1,529,227
                                                                             ===========                  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY):
Current liabilities:
      Notes payable                                                            $ 673,547                    $ 696,227
      Accounts payable                                                           232,896                      405,145
      Accrued liabilities:
               Compensation and benefits                                         608,996                      521,305
               Payroll taxes                                                     481,280                      322,772
               Professional fees                                                 263,504                      254,420
               Interest payable                                                  198,145                       35,050
               Other                                                              60,722                       44,049
      Deferred revenue                                                            58,219                       93,377
                                                                                  ------                       ------

Total current liabilities                                                      2,577,309                    2,372,345

Long-term debt, net of current portion                                         2,632,073                    2,145,037
Long-term accrued compensation                                                    23,483                       83,219
                                                                                  ------                       ------
Total liabilities                                                              5,232,865                    4,600,601
                                                                                --------                    ---------

Shareholders' equity (deficiency):
      Common    stock, no par value per share, 100,000,000 shares authorized,
                18,409,248 and 17,774,694, shares outstanding at June 30, 2002
                and December 31, 2001, respectively                           18,956,958                   18,041,226
      Notes receivable - stock                                                  (131,080)                    (131,080)
      Accumulated deficit                                                    (22,042,451)                 (20,134,167)
      Non-controlling interest in net assets                                    (847,353)                    (847,353)
                                                                               ---------                    ---------

Total shareholders' equity (deficiency)                                       (4,063,926)                  (3,071,374)
                                                                             -----------                  -----------

Total liabilities and shareholders' equity (deficiency)                       $1,168,939                   $1,529,227
                                                                              ==========                   ==========


The accompanying notes are an integral part of these consolidated financial statements.


                 Integrated Business Systems and Services, Inc.
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                                               Three Months             Six Months
                                                                              Ended June 30,          Ended June 30,
                                                                             --------------           -------------
                                                                           2002            2001     2002         2001
                                                                           ----            ----    -----         ----
Revenues:

Services                                                            $    641,812   $    663,842  $   952,555  $ 1,070,735
Licenses                                                                 105,000              0      256,590            0
Maintenance and support                                                   24,402         22,593       48,803       52,367
Hardware - third party                                                       571         33,625       82,947      475,473
Other                                                                      1,162          1,162        2,325        2,569
                                                                        --------     ----------        -----    ---------

      Total revenues                                                     772,947        721,222    1,343,220    1,601,144

Cost of revenues                                                         318,949        376,673      770,830    1,055,887
                                                                         -------     ----------      -------    ---------

      Gross profit                                                       453,998        344,549      572,390      545,257

Operating expenses:

Research and development                                                 121,863        163,271      253,045      424,610
Sales and marketing                                                      145,565        555,606      328,046    1,184,844
General and administrative                                               637,138        872,577    1,265,079    1,741,061
                                                                         -------     ----------    ---------    ---------

     Total operating expenses                                            904,566      1,591,454    1,846,170    3,350,515
                                                                         -------     ----------    ---------    ---------

Loss from operations                                                    (450,568)    (1,246,905)  (1,273,780)  (2,805,258)

Interest and miscellaneous income                                          2,391          5,589        4,801       19,312
Interest expense                                                        (183,285)       (62,828)    (639,305)    (100,897)
Loss on equity investment                                                      0        (70,599)           0     (147,738)
                                                                        --------     ----------   ----------    ---------

     Total other (expenses) income                                      (180,894)      (127,838)    (634,504)    (229,323)
                                                                        --------     ----------   ----------    ---------

Net loss                                                            $   (631,462) $  (1,374,743) $(1,908,284) $(3,034,581)
                                                                        ========     ==========   ==========   ==========

Earnings (loss) per share, basic and diluted                        $      (0.04)   $     (0.10)  $    (0.11)   $   (0.21)
                                                                        ========     ==========   ==========   ==========


Weighted average common shares outstanding                            17,868,045     14,370,292   17,830,392   14,411,821


The accompanying notes are an integral part of these consolidated financial statements.


                 Integrated Business Systems and Services, Inc.
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                        Six months ended June 30,

                                                                                 2002                         2001
                                                                                 ----                         ----
Operating activities
Net loss                                                                           $ (1,908,284)                $ (3,034,582)
Adjustments to reconcile net loss to cash used in operating activities:
             Depreciation                                                                 76,380                       72,319
             Amortization of software                                                     89,609                       89,609
             Non-cash interest expense                                                   460,442                            0
             Issuance of equity for accounts payable                                     104,446                            0
             Loss on equity investments                                                        0                      147,738
Changes in assets and liabilities:
             Investments                                                                       0                       50,000
             Accounts receivable                                                         219,712                     (336,630)
             Interest receivable                                                          (4,356)                         (31)
             Unbilled revenue                                                             38,856                            0
             Prepaid expenses and other assets                                            (7,649)                     (54,875)
             Accounts payable                                                           (172,249)                        (187)
             Accrued expenses                                                            375,315                      159,371
             Deferred revenue                                                            (35,158)                      56,674
                                                                                        --------                     --------
Cash used in operating activities                                                       (762,936)                  (2,850,594)
                                                                                        --------                    ---------

Investing activities
           Purchases of property and equipment                                              (560)                    (140,765)
           Investment in affiliate companies                                                   0                     (540,000)
           Related party note receivable                                                       0                      275,000
           Related party receivable                                                        6,495                            0
                                                                                           -----                    ---------
Cash provided by (used in) investing activities                                            5,935                    (405,765)
                                                                                           -----                    ---------

Financing activities
           Proceeds from (payments on) notes payable, net                                839,000                    1,218,938
           Payments on notes payable                                                    (134,898)                    (352,000)
           Sale of common stock                                                          100,000                      350,000
           Proceeds from exercise of common stock options and warrants                    11,097                    1,398,845
                                                                                          ------                    ---------
Cash provided by financing activities                                                    815,199                    2,615,783
                                                                                         -------                    ---------

Net increase (decrease) in cash                                                           58,198                     (640,576)
Cash and cash equivalents at beginning of period                                           6,100                      700,892
                                                                                         -------                    ---------
Cash and cash equivalents at end of period                                            $   64,298                   $   60,316
                                                                                         =======                    =========

The accompanying notes are an integral part of these consolidated financial statements.

                 Integrated Business Systems and Services, Inc.
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)


1.             Basis Of Presentation

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, please refer to the audited financial statements and footnotes thereto included in the company's Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

2.             Basis Of Consolidation

               In 2001 and 2002, the consolidated financial statements include the accounts of Integrated Business Systems and Services, Inc. and its majority-owned subsidiary, Synamco, LLC (collectively, the "company").

3.             Earnings Per Share

               The computations of basic earnings (loss) per share and diluted earnings (loss) per share are in conformity with the provisions of Statement of Financial Accounting Standards No. 128.

4.             Going Concern

               The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, at June 30, 2002 the company had a working capital deficiency and an accumulated deficit, including minority interests, of approximately $2.25 million and $22 million, respectively. Ultimately, the company's viability as a going concern is dependent upon its ability to generate positive cash flows from operations, maintain adequate working capital and obtain satisfactory long-term financing. However, there can be no assurances that the company will be successful in the above endeavors.

               The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the company be unable to continue as a going concern. The company's plans include the measures described in the following paragraphs, although it is not possible to predict the ultimate outcome of the company's efforts. For additional information regarding the measures described below, please refer to the matters described elsewhere in this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

        Cost and Expense Reductions. During September of 2001, the company commenced a comprehensive internal restructuring and cost reduction program. The implementation of that program is continuing and has resulted through July of 2002 in a reduction of almost 50% in the company's monthly gross cash expense run rate. Continuation of that cost reduction program is expected to further reduce the company's monthly cash expense run rate.

        Investor Debt and Other Payables. On December 31, 2001, the company achieved significant debt service relief for 2002 and 2003 through the restructuring of substantially all of its short-term and long-term investor debt. Under the restructured debt instruments, approximately 80% of the entire principal balance is not payable for up to two years (First Quarter 2004). Substantially all of the remaining 20% of principal is payable during the first quarter of 2003. The first interest payment is not due until first quarter 2003, and the next interest payment on the remaining debt is not due until maturity in 2004. The company has also established long-term payout arrangements with respect to substantially all of its unsecured trade accounts payable. In addition, where permitted under securities laws, the company has utilized restricted stock grants to satisfy third party obligations.

        Additional Capital. Since December 31, 2001, the company has raised approximately $939,000 in additional investor funding through the private placement of common stock, two-year convertible debentures and common stock purchase warrants. The company expects to raise additional capital during 2002 or early in 2003 through the private placement of convertible debt or equity securities. Because of several factors, including the operating, market and industry risks associated with an investment in its common stock, the fact that the company's common stock is no longer traded on the Nasdaq Stock Market and is currently traded on the Over-the Counter Bulletin Board maintained by the NASD, and the continued weakness in the capital markets in general and the technology sectors in particular, the company expects that it will experience difficulty in obtaining additional financing until its operating results or overall market conditions improve.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes set forth in this quarterly report on Form 10-QSB under the caption "Part I - Financial Information - Financial Statements."

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001.
-----------------------------------------------------------------------------

               Revenues. Our total operating revenues increased 7.2% (or approximately $52,000) to approximately $773,000 in the three months ended June 30, 2002, from approximately $721,000 in the comparable prior year period. This increase was primarily attributable to an increase of $105,000 in our license revenue, offset by a decrease of approximately $33,000 and $22,000 in our hardware revenue and service revenue, respectively.

               Cost of Revenues. Our total cost of revenues decreased 15.3% (or approximately $58,000) to approximately $319,000 in the three months ended June 30, 2002, from approximately $377,000 in the comparable prior year period. This decrease was attributable to increased operational efficiencies achieved as a consequence of our recent restructuring, including staff reductions and lower labor costs of personnel necessary for project implementations, as well as to the decrease in hardware costs associated with the comparable decrease in hardware revenues for this quarter of 2002.

               Gross Profit. Our gross profit increased 31.6% (or approximately $109,000) to approximately $454,000 in the three months ended June 30, 2002, from approximately $345,000 in the comparable prior year period. We experienced a corresponding gross margin increase to approximately 59% for the three months ended June 30, 2002 from approximately 48% for the comparable prior year period.

               Research and Development Expenses. Our research and development expenses decreased 25.2% (or approximately $41,000) to approximately $122,000 in the three months ended June 30, 2002, from approximately $163,000 in the comparable prior year period. As a percentage of our total quarterly revenues, research and development expenses in the second quarter of 2002 decreased to 15.8% from 22.6% in the comparable quarter of last year. The decrease for the second quarter of this year was primarily attributable to the relatively larger allocation of resources in the second quarter of last year to research and development, as well as to the reductions in these expenses realized as a consequence of our comprehensive restructuring and cost reduction program described below under the heading "Liquidity and Capital Resources - Cost and Expense Reduction Program." Although our research and development expenses in the second quarter of this year decreased both in dollar amount and as a percentage of revenues from those incurred in the comparable quarter of last year, we anticipate that these expenses will increase in actual dollars on a quarterly basis. We expect, however, that they will continue to decrease as a percentage of our quarterly revenues.

               Sales and Marketing Expenses. Our sales and marketing expenses decreased 73% (or approximately $410,000) to approximately $146,000 in the three months ended June 30, 2002, from approximately $556,000 in the comparable prior year period. As a percentage of our quarterly revenues, sales and marketing expenses in the second quarter of this year decreased to 18.8% from 77% in the comparable quarter of last year. Sales and marketing expenses decreased primarily as a result of decreases in marketing salaries associated with staff reductions, as well as decreases in third party professional fees and public relations expenses realized as a consequence of our comprehensive restructuring and cost reduction program described below under the heading "Liquidity and Capital Resources - Cost and Expense Reduction Program."

               General and Administrative Expenses. Our general and administrative expenses, excluding interest expense, decreased 27% (or approximately $236,000) to approximately $637,000 in the three months ended June 30, 2002, from approximately $873,000 in the comparable prior year period. As a percentage of our quarterly revenues, general and administrative expenses in the second quarter of this year decreased to 82.4% from 121% in the comparable quarter of last year. The decrease for the second quarter of this year was primarily attributable to our comprehensive restructuring and cost reduction program described below under the heading "Liquidity and Capital Resources - Cost and Expense Reduction Program."

               Non-Operating Items. Interest income decreased 57.2% (or approximately $3,200) to approximately $2,400 in the three months ended June 30, 2002, from approximately $5,600 in the comparable prior year period, as a result of the smaller cash balances in 2002.

               Interest expense increased 190.5% (or approximately $120,000) to approximately $183,000 in the three months ended June 30, 2002 as compared to approximately $63,000 in the comparable prior year period. The increase in interest expense is attributable in part to the higher amount of our outstanding debt in 2002. The greatest portion ($75,000) of the increase, however, is solely attributable to the intrinsic value approach that was applied to both the common stock purchase warrants and the conversion features of our private placements of convertible debt in 2001 and 2002, all as required by the application of Accounting Principles Board Opinion No. 14, Emerging Issues Task Force ("EITF") Issue No. 98-5 and EITF Issue No. 00-27.

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

               Loss on equity investment decreased from approximately $71,000 in the second quarter of last year to zero in the second quarter of 2002. This decrease was solely a consequence of our divestiture of our interest in WilCam Systems, LLC in December 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001.
--------------------------------------------------------------------------

               Revenues. Our total revenues decreased 16.25% (or approximately $260,000) to approximately $1.34 million in the six months ended June 30, 2002, from approximately $1.6 million in the comparable prior year period. This decrease was primarily attributable to the factors described above in the quarter-to-quarter comparisons for this category for the second quarters of the current and prior year.

               Cost of Revenues. Our total cost of revenues decreased 27% (or approximately $289,000) to approximately $771,000 in the six months ended June 30, 2002, from approximately $1.06 million in the comparable prior year period. This decrease was attributable to the factors described above in the quarter-to-quarter comparisons for this category for the second quarters of the current and prior year.

               Gross Profit. Our gross profit increased 5% (or approximately $27,000) to approximately $572,000 in the six months ended June 30, 2002, from approximately $545,000 in the comparable prior year period. We experienced a corresponding gross margin increase to 43% for the six months ended June 30, 2002 from approximately 34% in the comparable prior year period.

               Research and Development Expenses. Research and development expenses decreased 40% (or approximately $172,000) to approximately $253,000 in the six months ended June 30, 2002, from approximately $425,000 in the comparable prior year period. This decrease was primarily attributable to the factors described above in the quarter-to-quarter comparisons for this category for the second quarters of the current and prior year.

               Sales and Marketing Expenses. Sales and marketing expenses decreased 72% (or approximately $862,000) to approximately $328,000 in the six months ended June 30, 2002, from approximately $1.19 million in the comparable prior year period. This decrease was primarily attributable to the factors described above in the quarter-to-quarter comparisons for this category for the second quarters of the current and prior year.

               General and Administrative Expenses. General and administrative expenses decreased 27% (or approximately $470,000) to approximately $1.27 million in the six months ended June 30, 2002, from approximately $1.74 million in the comparable prior year period. This decrease was primarily attributable to the factors described above in the quarter-to-quarter comparisons for this category for the second quarters of the current and prior year.

                Non-Operating Items. Interest income decreased 74% (or approximately $14,000) to approximately $5,000 in the six months ended June 30, 2002, from approximately $19,000 in the comparable prior year period. This decrease was primarily attributable to the factors described above in the quarter-to-quarter comparisons for this category for the second quarters of the current and prior year.

               Interest Expense increased 533% (or approximately $538,000) to approximately $639,000 in the six months ended June 30, 2002 as compared to approximately $101,000 for the comparable prior year period. Substantially all of this increase was related solely to the intrinsic value approach that was applied to both the common stock purchase warrants and the conversion features of our private placements of convertible debt in 2001 as described above in the quarter-to-quarter comparisons for this category for the second quarters of the current and prior year.

               Loss on equity investment decreased from approximately $148,000 in the six months ended June 30, 2001 to zero in the comparable period of 2002. This decrease was attributable to the factor described above in the quarter-to-quarter comparisons for this category for the second quarters of the current and prior year.

Liquidity and Capital Resources

               Sources of Operating Capital.

               Prior to 1997, we financed our operations primarily through our revenues from operations, including funded research and development revenues, and occasional short-term loans from our principals, their families and other individuals and entities. Since the middle of 1997, we have financed our operations primarily through private and public offerings of common stock and convertible debt, and to a lesser extent from operating revenues and through borrowings from third parties. We raised net proceeds of approximately $1.22 million in our November 1997 initial public offering on the Vancouver Stock Exchange. Since that time, we have raised additional equity of approximately $12.3 million through several private placements of common stock and stock purchase warrants and the conversion of approximately $1.7 million of convertible debt into equity. During 2001, we raised an aggregate of approximately $5.1 million in additional capital, consisting of approximately $1.03 million from the exercise of common stock options and warrants, approximately $409,000 from the private placement of common stock, and approximately $3.66 million from the sale of convertible debt. During the first and second quarters of 2002, we raised approximately $939,000 through the private placement of common stock, two-year convertible debentures, and common stock purchase warrants. Although we expect to raise additional funds later in 2002 or in early 2003 from the private placement of additional debt, equity or equity-linked securities, we expect that we will experience difficulty in obtaining additional financing until our operating results or overall market conditions improve.

               Cost and Expense Reduction Program.

               During September of 2001, in connection with our executive managements' restructuring of our internal operations and in response to the need to reduce costs in connection with lower than expected year-to-date revenues, we commenced a comprehensive cost and expense reduction program. The implementation of that program is continuing. By the end of August 2002, we expect our monthly cash payments necessary to fund continuing operational expenses will have decreased by over 60% as compared to a year ago.

               Included in our cost and expense reduction program are measures that have resulted in substantial reductions in our largest cash expenditure categories of human resource and payroll-related expenses. Through the end of August 2002, these measures will have included reductions of over 50% in the number of our employees; deferrals of up to 65% in the compensation rates of our executive officers; reductions of up to 50% in the compensation rates for our remaining non-executive personnel; scale-backs in our employee benefit programs; reductions of approximately 13% in the rates we pay for employee health insurance; and substantial reductions in employee travel, accommodation and hiring costs. In addition, we have achieved significant cash flow relief through the discontinuance of non-essential third party consulting and service arrangements and the renegotiation of other third party contracts, including those in the areas of public relations, investor relations, financial advisory services, financial printing and industry research. During the remainder of 2002, in addition to the reductions outlined above, we intend to pursue additional reductions in the cash obligations associated with our operating facilities, including reductions in our lease payments, where appropriate.

               We currently do not have any commitments or budgeted needs during the remainder of 2002 for any material capital expenditures, including purchases of furniture, fixtures and equipment. In the absence of any substantial infusion of growth capital during 2002, we do not expect our capital expenditure plans for 2002 to change.

               Investor Debt and Other Payables.

               On December 31, 2001, we achieved almost complete debt service relief for 2002 and 2003 through the restructuring of substantially all of our short-term and long-term investor debt. Under the restructured debt instruments, approximately 80% of the entire principal balance is not payable for up to two years (January 1, 2004) with substantially all of the remaining 20% payable during the first quarter of 2003. The first interest payment on our restructured debt is not due until January 2003, and the next interest payment on the remaining debt is not due until maturity in 2004. We have also established long-term payout arrangements with respect to substantially all of our unsecured trade accounts payable. In addition, where permitted under securities laws, we have satisfied certain of our third party obligations through restricted stock grants.

               Additional Capital.

               As noted above, since December 31, 2001, we have raised approximately $939,000 through the private placement of common stock, two-year convertible debentures and common stock purchase warrants. We expect to raise additional funds in 2002 or early in 2003 from the private placement of additional debt, equity or equity-linked securities. Because of several factors, including the operating, market and industry risks associated with an investment in our common stock; the inclusion of a going concern paragraph in our annual and quarterly financial reports; the fact that our common stock is no longer traded on the Nasdaq Stock Market and is currently traded on the Over-the Counter Bulletin Board maintained by the NASD; the continued weakness in the capital markets in general and the technology sectors in particular; and the other factors described in this report under the heading "Risk Factors That May Affect Our Financial Condition and Operating Results", we believe we will experience difficulty in obtaining additional financing until our operating results or overall market conditions improve.

               As a consequence of our comprehensive restructuring and cost reduction program described above under the caption "Cost and Expense Reduction Program", we have achieved substantial cash flow relief during the past 11 months. In the absence of any substantial infusion of growth capital or a significant increase in customer revenues over the amounts included in our budget for the remainder of 2002, we have not budgeted for any material increase in this monthly cash payments, and as noted above, we may be in a position to further reduce our monthly cash payment obligations during the remainder of 2002. We expect that the proceeds from revenues generated from our operations and, to a lesser extent, the proceeds from our prior 2001 and 2002 capital raising activities, will be adequate to meet our projected working capital and other cash requirements for at least the next six months. Management intends to closely follow the company's progress and to further reduce our expenses if our marketing and sales strategies do not result in sufficient new revenues within a reasonable period. Any such reduction will involve scaling back, delaying or postponing those development activities that are not essential to the company achieving its stated objectives. In any event, our working capital deficit will continue to grow unless and until our revenues increase sufficiently to meet expenditure levels or our expenditure levels are further reduced.

Cash Flow Analysis

               Net cash used in operating activities decreased to approximately $763,000 during the six months ended June 30, 2002, representing a decrease of approximately $2.09 million from the approximately $2.85 million of net cash used during the comparable prior year period. This significant decrease of over 70% in net cash used in the first six months of this year was primarily a consequence of the cost cutting program implemented by executive management, as described in greater detail above under the caption "Liquidity and Capital Resources - Cost and Expense Reduction Program."

               Net cash provided by investing activities increased to approximately $6,000 during the six months ended June 30, 2002, representing an increase of approximately $413,000 from net cash used in investing activities of approximately $406,000 during the comparable prior year period. Almost all of this increase was attributable to the $540,000 cash purchase of affiliate equity in 2001 that was not repeated in 2002.

               Net cash provided by financing activities decreased to approximately $815,000 during the six months ended June 30, 2002, representing a decrease of approximately $1.81 million from the approximately $2.62 million of net cash provided during the comparable prior year period. This decrease was attributable to the relatively larger amount of private financing in the form of convertible debentures and sales of common stock that took place during the first half of 2001 as compared to the first half of this year. The net cash provided by financing activities in the first half of this year resulted primarily from the private placement of approximately $839,000 in convertible debentures and warrants and $100,000 in common stock.

   RISK FACTORS THAT MAY AFFECT OUR FINANCIAL CONDITION AND OPERATING RESULTS

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

Risks Related to Our Company

Substantially all of our debt is secured. A default by us under this debt could result in a foreclosure on all of our assets and the discontinuation of our operations. Funds from any resulting liquidation of all of our assets would not be sufficient to fully repay our secured creditors. In such event, our unsecured creditors and our shareholders would receive nothing.

               At June 30, 2002, we had approximately $3.3 million in outstanding debt under convertible debentures that we issued in 2001 and in 2002. This debt has a first priority security interest in all of our assets, including our proprietary technologies. Of this amount, approximately $105,000 in principal is due during the remainder of 2002, approximately $576,000 is due on January 1, 2003, and the remainder of this debt is due during the first quarter of 2004. Interest payments on substantially all of our existing debt that matures after 2002 are due in two installments in the first quarters of 2003 and 2004. In the event that we are unable to satisfy our repayment obligations under this secured debt, or we otherwise default under the terms of this debt, the holders of this debt may seek to foreclose their security interests. In such event, if we are unable to reach a pay out arrangement satisfactory to the holders of this secured debt or seek satisfactory debt relief under federal bankruptcy laws, we believe that our company would no longer be able to operate. In that event, we believe that it is most likely that our company's assets would be sold and that the proceeds from such sale would not be sufficient to satisfy the liens of our secured creditors. This would leave no funds for the payment of any of our unsecured obligations to third parties, including any judgment creditors that might arise, and would leave no funds or assets available for distribution to our shareholders.

Our most recent financial statements include a going concern paragraph.

               Our independent accountants' report for our most recent year-end audit and the notes to our year-end 2001 audited financial statements, as well as the notes to our unaudited financial statements contained in our publicly-filed reports for the first and second quarters of 2002 identify factors that, in the opinion of our independent accountants, raised substantial doubts about our ability to continue as a going concern.

We have a large accumulated deficit, we expect future losses, and we may never achieve or maintain profitability.

               We have experienced operating losses in each of our fiscal years since January 1, 1995. As of June 30, 2002, we had an accumulated deficit of approximately $22 million (unaudited). In addition, since 1997, we have continued to allocate a substantial proportion of our internal resources to activities associated with the development, marketing and sale of our current suite of new software products. During the last three years, we have also undertaken a complete restructuring of our sales and marketing organization and have commenced several new customer acquisition strategies. This strategy of increased emphasis on new product development and the suspension of much of our traditional sales activities while we began implementing our sales team reorganization resulted in a substantial reduction in our traditional service revenues during the affected periods. Despite our history of losses, we believe it is vital to our future success that we continue to allocate working capital toward our sales and marketing strategies, although at a lower percentage of revenue than our allocation of working capital in this area during our most recent fiscal years.

               If expenditures related to our sales and marketing activities are not accompanied or shortly followed by increased revenue, our losses could be greater than expected until we are able to delay or reduce expenditures. While we believe profitability may be achievable in 2002 or 2003, many factors, including the factors described in this report, may result in our incurring losses in 2002 and in 2003. We will need to significantly increase our quarterly revenues or significantly reduce our quarterly expenses from their historical levels in order for us to achieve profitability.

The recent restructuring of our operations has strained our existing resources and may cause our business to suffer.

               Our ability to successfully offer products and services and implement our business plan in our rapidly evolving markets requires an effective planning and management process. During the latter part of last year and the first eight months of this year, we have restructured our entire executive, administrative and operating teams in order to achieve greater efficiencies in execution, better allocation of skills across departments and better project tracking. In connection with that restructuring, we will have reduced by over 50% the number of our employees from a high of approximately 60 employees during 2001 to less than 30 employees by the end of August 2002. We anticipate that if we are able to achieve our anticipated growth in our customer base during the remainder of 2002 and in 2003, we will need to increase the number of our employees in some areas later this year or early in 2003. In the meantime, the staffing requirements necessary to support our existing business and our growth strategies have placed a significant strain on our currently reduced management systems, infrastructure and resources. If we are able to achieve our anticipated growth in our customer base, concurrently with the need to expand, train and manage our workforce, we expect that we will also be required to manage an increasing number of relationships with these new customers, various strategic alliance partners and other third parties. Failure to expand any of the foregoing areas efficiently and effectively could interfere with and possibly limit our ability to expand our business as a whole.

Significant unanticipated fluctuations in our actual or anticipated quarterly revenues and operating results may cause us not to meet securities analysts' or investors' expectations and may result in a decline in our stock price.

               Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. Moreover, as a result of our limited operating history with our new suite of Synapse-based software products and the evolving nature of the markets in which we compete, it is difficult to accurately forecast our revenue in any given period. Accordingly, we believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful and should not be relied upon as indications of sustainable trends or other future performance. If our revenues, operating results or earnings are below the levels expected by investors or securities analysts, our stock price is likely to decline.

               In addition, we expect to experience significant fluctuations in our future quarterly revenues and operating results as a result of many factors specific to our operations, including:

-    the difficulty in predicting the size and timing of our customer orders

- the mix of our products and services sold and the mix of our distribution channels

-    the lengthy sales cycle for some of our products

-    the market acceptance of our products

-    the terms and timing of our financing activities

-    whether we are able to successfully expand our sales and marketing programs

-    the possible loss of any of our key personnel

- the difficulty in predicting the amount and timing of employee stock option exercises

               Our revenues and operating results depend upon the volume and timing of customer orders and payments, and the date of product delivery. New software licensing, service and maintenance contracts may not result in revenues in the quarter in which the contracts are signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. A substantial portion of our revenues has been and will continue to be derived from large licensing and software implementation orders. We expect this trend to continue for the foreseeable future. We also expect that increases in the dollar size of individual license transactions will increase the risk of fluctuation in future quarterly results. We realize substantially higher gross margins on our license revenues as compared to our services and maintenance revenues. Consequently, our margins for any particular quarter will be highly dependent on the mix of license, service and maintenance revenues in that quarter. If we cannot generate large customer orders, or our customers delay or cancel their orders in a particular quarter, these factors will have a material adverse effect on our revenues, and more significantly on a percentage basis, on our net income or loss in that quarter.

Variations in the time it takes us to sell our products may cause fluctuations in our operating results.

               Our customers generally consider a wide range of factors before committing to purchase our products, including product benefits, the ability to operate with existing and future computer systems, the ability to accommodate increased transaction volumes, and product reliability. Some of our customers are addressing these factors for the first time when they consider whether to buy our products and services. As a result, we or other parties must educate potential customers on the use and benefits of our products and services. In addition, the purchase of our products generally involves a significant commitment of capital and other resources by a customer. This commitment often requires significant technical review, assessment of competitive products, and approval at a number of management levels within a customer's organization.

               The length of our sales cycles may vary based on the industry in which the potential customer operates, and is difficult to predict for any particular license transaction. Because of the number of factors influencing our sales process, the period between our initial contact with a new customer and the time when we are able to recognize revenue from that customer varies widely in length. Our sales cycles typically range from two to six months. For larger opportunities with new customers, however, these cycles may be longer. The length and variability of our sales cycles makes it difficult to predict whether particular sales will be concluded in any given quarter. If one or more of our license transactions are not consummated in a given quarter, our results of operations for that quarter may be below our expectations and the expectations of analysts and investors which would be likely to cause a decline in our stock price.

We have historically derived substantially all of our revenue from a small number of customers in the manufacturing industry, and our revenue could decline if we lose a major customer or significant downturns occur in any of our customers' industries.

               We have generated substantially all of our revenue from a limited number of customers, substantially all of which are in the manufacturing industry. In 2000, we began expanding our sales and marketing efforts toward companies in other industries and other vertical markets, particularly for business-to-business integration and enablement of application service providers. Nevertheless, we expect that a small number of customers in the manufacturing industry will continue to account for a substantial portion of our revenue for the foreseeable future. Any significant decline in the demand for, and market acceptance of, our software in the manufacturing industry of any of our customers would hurt what we anticipate for our 2002 and 2003 results of operations. We believe that many of our current customers will continue to provide a substantial portion of our revenue through additional license, implementation services and maintenance fees. In 2001, our largest customer accounted for more than 51% of our revenue, and our second largest customer accounted for more than 44% of our revenue. Consequently, the loss of even one customer could have a material adverse effect on our revenue. Moreover, as we continue to market our products in new vertical markets, we expect that customers in some of those new vertical markets are likely to have different requirements and may require us to change our product design or features, sales methods, support capabilities or pricing policies. If we fail to successfully address these new vertical markets, we may experience decreased sales in future periods.

If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline.

               The market for our products is intensely competitive, evolving, and subject to rapid technological change. We expect the intensity of competition to increase in the future. As a result of increased competition, we may have to reduce the prices of our products and services, and we may experience reduced gross margins and loss of market share, any one of which could significantly reduce our future revenues and operating results. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, as well as better name recognition and larger customer bases than we do. These competitors may be able to develop products comparable or superior to those offered by us, or adapt more quickly than we can to new technologies, evolving industry trends or customer requirements. They are also positioned to devote greater resources to the development, promotion and sale of their products than we are. Accordingly, we may not be able to compete effectively in our markets, and competition may intensify and harm our business and its operating results. If we are not successful in developing enhancements to existing products and new products in a timely manner, garnering customer acceptance or generating average licensing prices, our gross margins may decline and cause our business and operating results to suffer. For additional information on our competitive posture in our industry, please refer to the description set forth under the caption "Item 1 - Description of Business - Competition and Markets" that is included in our annual report on Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2001.

We must expand our network of distribution partners in order to successfully sell our products.

               We have recently implemented a sales model under which we are focusing more efforts toward the sale of our products through indirect sales channels such as resellers, system integrators, application software vendors and infrastructure technology companies. We plan to continue to invest resources toward the development of our relationships with these third parties. We may not be successful in the implementation of our sales strategies, and even if we are, such strategies may not result in an increase in our revenues. If we fail to maintain our existing relationships with indirect sales channel arrangements or fail to establish new ones, or if our revenue does not increase correspondingly with the expenses we incur in pursuing such relationships, our business will suffer.

If we do not retain our key management personnel and attract and retain other highly skilled employees, our business will suffer.

               Our future success depends on the skills, experience and performance of our senior management team, other key personnel and advisors, and their ability to operate effectively, both individually and as a group. Each of our key employees is bound by an employment agreement with the company. Although we maintain "key man" insurance in the amount of $1 million on the lives of each of George E. Mendenhall, Chairman and Chief Executive Officer, and Stuart E. Massey, Executive Vice President, each of these policies has been assigned as security for substantially all of our outstanding debt. Consequently, until we have satisfied that debt (which matures in the first quarter of 2004), or we are able to provide these respective lenders substitute collateral acceptable to them, we will not receive any benefit from these policies in the event of the death of either of these key officers. Moreover, if and when we are able to terminate the assignment of these policies, recovery under such insurance may not be adequate to compensate us for the full impact resulting from the death of either of these officers. If any of our existing senior management or other key research, engineering and development or sales and marketing personnel were to leave the company, it would be difficult to replace them, and our business would be materially harmed. If we are able to achieve our anticipated sales growth, our success will also depend on our ability to recruit, retain and motivate additional highly skilled sales, marketing and engineering personnel. We believe we will face significant competition for individuals with the skills required to develop, market and support our products and services. We believe that attracting and retaining these personnel is particularly difficult for us because:

-    the market for connectivity infrastructure software is still emerging

-    our company and our products are not yet widely known in the marketplace

- the relative scarcity of qualified technical personnel in the Columbia, South Carolina metropolitan area makes it difficult to attract and retain technical personnel

               If we fail to recruit and retain sufficient numbers of these highly skilled employees our ability to compete will be significantly harmed, and our business will suffer.

Defects in, or slow performance of, our software products could diminish demand for our products and expose us to costly liability which would adversely affect our operating results.

               The Synapse software products we offer are internally complex. Complex software may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Although we conduct extensive testing, we may not discover software defects that affect our current or new products or enhancements until after they are sold. Although we have not experienced any material software defects to date, any errors, defects or slow performance that may be discovered could result in:

-    loss of revenue

-    product returns or order cancellations

-    delay in market acceptance of our products

-    diversion of our development resources

-    distraction of our management

-    damage to our customer relationships and our reputation

-    increased service and warranty costs

-    costly litigation defense

               Our license and service agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license and service agreements may not be effective as a result of existing or future federal, state or local laws, ordinances or judicial decisions. Although we have not experienced any product liability claims to date, sale and support of our products entails the risk of such claims, which could be substantial in light of our customers' use of many of our products in mission-critical applications. We do not maintain product liability insurance. If a claimant brings a product liability claim against us, it could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Industry

If we fail to adapt to the rapid technological change that characterizes our markets, we could lose market share, or our products could become obsolete.

               The market for our current suite of software products is characterized by:

-    rapid technological change

-    frequent new product introductions and enhancements

-    uncertain product life cycles

-    changing customer requirements

-    evolving industry standards

               The introduction of products embodying new technologies, the emergence of new industry standards, or changes in customer requirements could render some or all of our existing products obsolete and unmarketable. Moreover, decreases in the cost of existing competing products or services could enable our current or potential customers to fulfill their own needs for transaction processing and integration systems and services in a more cost-efficient manner than through the purchase of our products and services. As a result, our success depends upon our ability to respond to changing customer requirements and to enhance existing products and services to keep pace with technological developments and emerging industry standards. We have invested significantly in technology, and we anticipate that it will be necessary for us to continue to do so. Failure to develop and introduce enhancements to our existing products and services in a timely manner in response to changing market conditions or customer requirements will materially and adversely affect our business, results of operations and financial condition.

Because our products could interfere with our customers' other software applications and hardware, we may be subject to claims by these customers, which may be costly and may not be adequately covered by insurance.

               Our products inter-operate with many parts of complicated computer systems of our customers, such as mainframes, servers, personal computers, application software, databases, operating systems and data transformation software. Failure of any one of these parts could cause all or large parts of our customers' computer systems to fail. In such circumstances, it may be difficult to determine which part failed, and it is likely that customers will bring lawsuits against several suppliers. Even if our software is not at fault, we could suffer material expenses and material diversion of management time in defending any such lawsuits, causing our business to suffer.

If we fail to adequately protect our proprietary rights, we may lose these rights and our business may be seriously harmed.

               Our success depends upon our proprietary technology. To establish and protect our proprietary rights, we rely primarily on a combination of:

-    patent law

-    copyright law

-    trademark and trade secret laws

-    confidentiality procedures and agreements

-    licensing arrangements

-    the complex nature of our technologies

               As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees upon hiring them, and with our customers and strategic partners when we enter into license, service and maintenance agreements with respect to our software, documentation and other proprietary information. Despite these precautions, third parties could copy or otherwise obtain and use our products or technologies without authorization, or develop similar technologies independently. It is difficult for us to police unauthorized use of our products. Because of this difficulty in determining the extent to which piracy of our software products may exist, software piracy remains a persistent problem. Expensive litigation may be necessary in the future to enforce our intellectual property rights. Moreover, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. While we believe that our products and technologies are protected against infringement, as a practical matter, existing laws may afford only limited protection. Consequently, the protection of our proprietary rights may not be adequate, and our competitors could independently develop similar technologies, duplicate our products, reverse-engineer, or design around the intellectual property rights we hold.

Our products may infringe upon the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

               The commercial success of our business depends upon our products not infringing any intellectual property rights of others and upon no claims for infringement being made against us. We have conducted periodic patent searches to determine whether or not we may be infringing the patent or trademark rights of any third parties. We have also applied for patent protection of our proprietary Synapse software. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications of which we are not aware may have been filed which are similar to our software products. Consequently, we may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. Intellectual property litigation is expensive and time-consuming, and could divert our management's attention away from running our business. If we were to discover that any of our products violated the intellectual property rights of others, we would have to obtain licenses from these parties in order to continue marketing our products without substantial re-engineering. We might not be able to obtain the necessary licenses on acceptable terms or at all. If we could not obtain such licenses, we might not be able to re-engineer our products successfully or in a timely manner. We believe that we are not infringing any intellectual property rights of third parties, but there can be no assurance that such infringement will not occur. If we fail to address any infringement issues successfully, we will be forced to incur significant costs and could be prevented from selling our products.

Other Risks

The price of our common stock may fluctuate significantly and may be negatively affected by factors beyond our ability to control or predict.

               The price of our common stock is subject to the volatility generally associated with Internet, middleware, software and technology stocks in general, and may also be affected by broader market trends unrelated to our or our competitors' operating performances. Our stock price and the stock prices of many other companies in the technology and emerging growth sectors have historically experienced wide fluctuations, including rapid rises and declines in stock prices that have often been unrelated to the operating performance of such companies. In this connection, we note that since 2001, a substantial downward trend, especially during the most recent six months, has been experienced in the markets for stocks across substantially all market sectors, and particularly in the technology sectors in which our stock may be included by various market analysts. These downward trends and fluctuations are typically the result of the combination of general economic, political and market conditions, most recently including recessions, the threat of terrorist activities, and concerns over the accuracy of financial reporting by several large publicly traded corporations. These factors are beyond our ability to control or predict. We believe that the downward trends in the securities trading markets as a whole have had and will continue to have a comparable adverse impact on the trading market for our common stock. We can provide no assurance that these downward trends and the events giving rise to them will not continue for the foreseeable future, or that they will not materially adversely affect the market price of our common stock.

The number of our shares of common stock that are or may become eligible for sale in the near future may cause the market price for our common stock to decline significantly, even if our business is doing well.

               Trading in our common stock has historically been very limited and has made the market price of our common stock vulnerable to significant fluctuations. At June 30, 2002, we had 18,409,248 outstanding shares of common stock, with an additional 6,384,709 shares of common stock issuable upon the exercise of employee stock options and common stock purchase warrants and an additional 2,995,640 shares issuable upon conversion of debt, for a total fully diluted outstanding share amount of 27,789,957 at June 30, 2002.

               Outstanding Shares - Of the 18,409,248 outstanding shares on June 30, 2002, 12,219,594 (or approximately 66%) were freely tradable in the public market. Of the balance of approximately 6,189,654 shares (or approximately 34%),
(a) 3,830,100 shares were held by members of management and may be publicly sold only pursuant to the volume and manner of sale restrictions of Rule 144 under the Securities Act of 1933, and (b) approximately 2,359,554 shares were issued in private placements that were exempt from registration under the Securities Act of 1933. As such, these 2,359,554 shares are considered "restricted shares" that are not eligible for public resale by their holders until the first anniversary following their issuance. Their public resale remains subject to the volume and manner of sale restrictions of Rule 144 until the second anniversary following their issuance. Under the operation of Rule 144, approximately 865,000 of these restricted shares will become eligible for resale under Rule 144 on or before December 31, 2002, approximately 860,000 will become eligible for resale in March 2003 and the remaining balance of 634,554 shares will become eligible for resale in July 2003.

               Shares Issuable in the Future - Of the 9,380,349 shares issuable at June 30, 2002 upon the exercise of the vested and unvested stock options and warrants and upon the conversion of debt, 3,141,469 (or approximately 34%) shares will be freely tradable upon exercise or conversion of the underlying instrument. Of the balance of 6,238,880 shares (or approximately 66%), (a) 523,600 shares were issuable to members of management and are subject to the same resale restrictions under Rule 144 as are described in the prior paragraph, and (b) 5,715,280 shares were issuable upon exercise or conversion of instruments issued by us in private placements that were exempt from registration under the Securities Act of 1933. As such, these 5,715,280 restricted shares are subject to the same Rule 144 one year and two-year restrictions as are described in the prior paragraph for restricted shares. We have granted registration rights to the holders of substantially all of the instruments under which these restricted shares are issuable. The registration rights generally require us to register these shares for resale within six months of the date of their issuance upon exercise or conversion, as applicable, of the underlying instruments.

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

               We expect that our current cash balance and cash from expected sales of our products and services should be sufficient to meet our working capital and capital expenditure needs for at least the next six months. Nevertheless, even if we are successful in realizing our expected 2002 sales objectives, we expect that we will still require additional third party financing in the future to implement our growth strategies and achieve our long-term objectives. In light of the recent downward trends experienced by the capital markets, we cannot be certain that we will be able to obtain additional debt or equity financing on favorable terms, or at all. If we obtain additional equity financing, our shareholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness or that force us to maintain specified liquidity or other ratios, any of which could harm our business. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

-    develop or enhance our products and services

-    continue to implement our sales and marketing strategies

-    acquire complementary technologies, products or businesses

-    expand operations, in the United States or internationally

-    hire, train and retain employees

- respond to competitive pressures or unanticipated working capital requirements

Our failure to do any of these things could result in lower revenues and could seriously harm or result in the discontinuation of our operations.

Anti-takeover provisions in our articles of incorporation and state corporate laws could discourage or prevent a takeover, even if an acquisition of our company would be beneficial to our shareholders.

               In many cases, shareholders receive a premium for their shares when a company is purchased by another enterprise. Various provisions in our articles of incorporation, our bylaws and South Carolina corporate laws could deter and make it more difficult for a third party to bring about a merger, sale of control, or similar transaction without approval of our board of directors, even if the transaction would be beneficial to our shareholders. These provisions tend to perpetuate existing management. As a result, our shareholders may be deprived of opportunities to sell some or all of their shares at prices that represent a premium over market prices. These provisions, which could make it less likely that a change in control will occur, include:

- provisions in our articles of incorporation establishing three classes of directors with staggered terms, which means that only one-third of the members of the board of directors is elected each year, and each director serves for a term of three years.

- provisions in our articles of incorporation authorizing the board of directors to issue a series of preferred stock without shareholder action, which issuance could discourage a third party from attempting to acquire, or make it more difficult for a third party to acquire, a controlling interest in us.

- provisions in our articles of incorporation prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of shareholders to elect director candidates.

- provisions in our bylaws relating to meetings of shareholders which limit who may call a meeting and what matters may be voted upon.

- provisions in our bylaws establishing advance notice requirements for nominations for election to the board of directors and for proposing matters that can be acted upon by shareholders at shareholder meetings.

- state law provisions that require two-thirds of the shareholders to approve mergers and similar transactions, and amendments to our articles of incorporation.

               In addition, the South Carolina Business Combination Act, the South Carolina Control Share Acquisition Act and the vesting terms of our stock option plans may discourage, delay or prevent a change in control of our company.

PART II                      OTHER INFORMATION

Item 1.        Legal Proceedings

               We are not currently a party to any material litigation.

Item 2.        Changes in Securities

               During the three months ended June 30, 2002, we issued the securities identified below pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 which exempt from registration the issuance of securities not involving a general solicitation in which the purchaser or purchasers are purchasing the securities for investment. We believe that the purchasers of the securities identified below were given or had access to detailed financial and other information with respect to our company and possessed requisite financial sophistication.

               In April 2002, we received $30,000 from a private investor for the issuance of two-year convertible debentures with detachable three-year common stock purchase warrants for the purchase of 30,000 shares of our common stock. The debentures carry an annual interest rate of 9%, which increases one percentage point each calendar quarter unless the debentures are repaid on or before December 31, 2002, whereupon the interest rate would revert to 9%. All principal under the debentures is due upon maturity on January 1, 2004, and interest is payable in two annual installments on January 1, 2003 and at maturity. Under the debentures, we are obligated to apply toward the repayment of principal and interest an escalating percentage of funds over $1 million that are received by us in future capital raising activities. The conversion price per share under the debentures is the lower of $1.00 or 50% of the average closing price of the common stock for the 30 calendar days prior to conversion. The exercise price under the warrants is $1.60 per share. In June 2002, we issued 523,985 shares to a private investor for gross proceeds of $100,000 and the conversion of outstanding obligations of $42,000.

Item 3.        Defaults Upon Senior Securities

               This item is not applicable.

Item 4.        Submission of Matters to Vote of Security Holders

     (a) The company's annual meeting of the stockholders was held on June 13, 2002.

     (b)  Matters approved at the meeting:

         (i)    Election of Directors:
                                                              Number of Shares
                                                              ----------------
                Nominee for three-year term:                  For       Abstain
                                                              ---       -------

                Carl Joseph Berger                       9,323,808    1,383,530

          (ii) Approval of an amendment increase the authorized shares under the company's 2001 Stock Incentive Plan.

                                                             Number of Shares
                                                             -----------------
                                                    For      Abstain     Against
                                                    ---      -------     -------

                                             10,317,518      381,450       8,170

          (iii) Proposal to ratify the appointment of Scott McElveen, LLP, as the Company's independent auditors for the fiscal year ending December 31, 2002.

                                                              Number of Shares
                                                              ----------------
                                                      For     Abstain    Against
                                                      ---     -------    -------
                                                10,681,716     11,590     14,032

Item 5.  Other Information

         This item is not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         The company did not make any filings on Form 8-K during the three-month period ended June 30, 2002.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.

                               Integrated Business Systems and Services, Inc. (Registrant)


Date:  August 14, 2002         /s/ George E. Mendenhall
                               --------------------------------------------
                               George E. Mendenhall
                               Chief Executive Officer and Chairman of the Board

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                                   FORM 10-QSB

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

10.5 Amendment No. 2 dated as of January 1, 1999 to Employment Agreement dated January 1, 1997, between the Company and George E. Mendenhall (incorporated by reference to Exhibit 6.17(b) to the Company's Amendment No. 1 to Form SB-1 filed April 6, 1999 (Registration No. 333-43437)).

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

10.11 Integrated Business Systems and Services, Inc. 2001 Stock Incentive Plan, as amended (incorporated by reference to the exhibit of the same number in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

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

10.16 Letter Agreement between the Company and George E. Mendenhall effective September 1, 2001 with respect to cash compensation deferral (incorporated by reference to the exhibit of the same number in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

10.17 Letter Agreement between the Company and Stuart E. Massey effective September 1, 2001 with respect to cash compensation deferral (incorporated by reference to the exhibit of the same number in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

10.18 Letter Agreement between the Company and William S. McMaster effective September 1, 2001 with respect to cash compensation deferral (incorporated by reference to the exhibit of the same number in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

10.19 Letter Agreement between the Company and Donald R. Futch effective September 1, 2001 with respect to cash compensation deferral (incorporated by reference to the exhibit of the same number in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

10.20 Letter Agreement between the Company and James V. Hopkins effective September 1, 2001 with respect to cash compensation deferral (incorporated by reference to the exhibit of the same number in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

10.21 Class A Secured Convertible Debenture dated December 31, 2001 between the Company and IBSS Class A Investors(incorporated by reference to the exhibit of the same number in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

10.22 Class B Secured Convertible Debenture dated December 31, 2001 between the Company and IBSS Class B Investors (incorporated by reference to the exhibit of the same number in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

10.23 Common Stock Purchase Warrant dated December 31, 2001 between the Company and IBSS Class A Investors (incorporated by reference to the exhibit of the same number in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

10.24 Common Stock Purchase Warrant dated December 31, 2001 between the Company and IBSS Class B Investors (incorporated by reference to the exhibit of the same number in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

10.25 Omnibus Security Agreement dated December 31, 2001 by and among the Company, IBSS Class A Investors and IBSS Class B Investors (incorporated by reference to the exhibit of the same number in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

10.26 Inter-Creditor Agreement dated December 31, 2001 by and among the Company, IBSS Class A Investors and IBSS Class B Investors (incorporated by reference to the exhibit of the same number in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

21 Subsidiaries of the Company (incorporated by reference to the exhibit of the same number in the Company's Form 10-KSB for the fiscal year ended December 31, 2001).