Form 10QSB
period 2002-11-13
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2002-11-14
CIK 1040863

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended: September 30, 2002

(  )       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transaction period from: ________to________

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


20,078,314 shares of no par value common stock outstanding at September 30, 2002


Transitional Small Business Disclosure Format (check one)  (  )  Yes  (X)  No

                 Integrated Business Systems and Services, Inc.
                                   Form 10-QSB
                        Quarter Ended September 30, 2002
                                Table of Contents

                                                                                                                        Page Number
PART I  FINANCIAL INFORMATION

        Item 1.      Consolidated Condensed Financial Statements:

                     Consolidated Condensed Balance Sheets as of September 30, 2002, and December 31, 2001                       3

                     Consolidated Condensed Statements of Operations for the three months and nine months ended September 30,
                     2002 and 2001, respectively                                                                                 4

                     Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2002 and 2001,
                     respectively                                                                                                5

                     Notes to Consolidated Condensed Financial Statements                                                       6-8

        Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations                       9

                     Risk Factors That May Affect Our Financial Condition and Operating Results                                 15

        Item 3.      Controls and Procedures                                                                                    24


PART II OTHER INFORMATION

        Item 1.      Legal Proceedings                                                                                          24

        Item 2.      Changes in Securities                                                                                      24

        Item 3.      Defaults Upon Senior Securities                                                                            25

        Item 4.      Submission of Matters to Vote of  Security Holders                                                         25

        Item 5.      Other Information                                                                                          25

        Item 6.      Exhibits and Reports on Form 8-K                                                                           25

        Signatures                                                                                                              26

        Section 302 Certifications                                                                                              27

        Exhibit Index                                                                                                           30


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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 Integrated Business Systems and Services, Inc.
                      Consolidated Condensed Balance Sheets


                                                                               September 30, 2002      December 31, 2001
ASSETS:                                                                          (unaudited)               (audited)
Current assets:
      Cash and cash equivalents                                                  $    43,065              $     6,100
      Accounts receivable, trade, net                                                247,126                  347,969
      Accounts receivable, other                                                         -0-                    9,000
      Related party notes receivable, net of loan loss
       allowance of $207,200                                                          50,000                   50,000
      Interest receivable                                                             29,150                   24,635
      Unbilled revenue                                                                   -0-                   38,856
      Other prepaid expenses                                                         104,270                   35,941
                                                                                 -----------              -----------
Total current assets                                                                 473,611                  512,501

Capitalized software costs, net                                                      286,099                  420,511
Property and equipment, net                                                          450,051                  564,067
Related party receivable                                                              20,268                   27,994
Other assets                                                                           1,479                    4,154
                                                                                 -----------              -----------

Total assets                                                                     $ 1,231,508              $ 1,529,227
                                                                                 ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY):
Current liabilities:
      Notes payable                                                                $ 678,134                $ 696,227
      Accounts payable                                                               219,495                  405,145
      Accrued liabilities:
           Compensation and benefits                                                 486,006                  521,305
           Payroll taxes                                                             351,133                  322,772
           Professional fees                                                         220,220                  254,420
           Interest payable                                                          304,018                   35,050
           Other                                                                      80,774                   44,049
      Deferred revenue                                                                86,605                   93,377
                                                                                 -----------              -----------

Total current liabilities                                                          2,426,385                2,372,345

Long-term debt, net of current portion                                             2,492,035                2,145,037
Long-term accrued compensation                                                             0                   83,219
                                                                                 -----------              -----------
Total liabilities                                                                  4,918,420                4,600,601
                                                                                 -----------              -----------

Shareholders' equity (deficiency):
Common stock, no par value per share, 100,000,000 shares authorized,
 20,078,314 and 17,774,694, shares outstanding
at September 30, 2002 and December 31, 2001, respectively                         19,316,958               18,041,226
    Notes receivable - stock                                                       (131,080)                (131,080)
    Accumulated deficit                                                         (22,025,437)             (20,134,167)
    Non-controlling interest in net assets                                         (847,353)                (847,353)
                                                                                 -----------              -----------

Total shareholders' equity (deficiency)                                          (3,686,912)              (3,071,374)
                                                                                 -----------              -----------

Total liabilities and shareholders' equity (deficiency)                          $ 1,231,508               $1,529,227
                                                                                 ===========              ===========

The accompanying notes are an integral part of these consolidated financial statements.


                                       Integrated Business Systems and Services, Inc.
                                       Consolidated Condensed Statements of Operations
                                                         (Unaudited)


                                                          Three                             Nine Months
                                                          Months                        Ended September 30,
                                                   Ended September 30,

                                                        2002                2001            2002              2001
Revenues:
Services                                          $  857,568          $  516,390      $ 1,810,123       $1,587,125
Licenses                                             250,000             258,750          506,590          258,750
Maintenance and support                                5,718              25,527           54,521           77,894
Hardware - third party                                 1,855             766,482           84,802        1,241,954
Other
                                                           0               1,162            2,325            3,553
                                                  -----------         -----------     ------------     ------------
      Total revenues                               1,115,141           1,568,311        2,458,360        3,169,276


Cost of revenues                                     282,117             994,861        1,052,947        2,050,570
                                                  -----------         -----------     ------------     ------------

      Gross profit                                   833,024             573,450        1,405,413        1,118,706

Operating expenses:

Research and development                              77,963             187,034          331,008          611,644
Sales and marketing                                  102,557             443,761          430,602        1,628,605
General and administrative                           457,663             792,767        1,722,742        2,533,828
                                                  -----------         -----------     ------------     ------------

     Total operating expenses                        638,183           1,423,562        2,484,352        4,774,077
                                                  -----------         -----------     ------------     ------------


Income (Loss) from operations                        194,841            (850,112)      (1,078,939)      (3,655,370)

Interest and miscellaneous income                    168,754               5,590          173,554           24,903
Interest expense                                    (346,582)            (39,236)        (985,887)        (140,133)
Loss on equity investment                                  0             (80,792)               0         (228,530)
                                                  -----------         -----------     ------------     ------------

     Total other (expenses) income                  (177,828)           (114,438)        (812,333)        (343,760)
                                                  -----------         -----------     ------------     ------------

Net Income (Loss)                                  $  17,013           $(964,550)     $(1,891,272)     $(3,999,131)
                                                  ===========         ===========     ============     ============

Basic earnings per share                            $   0.00          $    (0.06)       $   (0.10)       $   (0.26)
                                                  ===========         ===========     ============     ============

Basic weighted avg.  shares outstanding           18,816,267          16,886,442       18,162,628       15,237,554


Diluted  loss per share                           $    (0.01)          $   (0.06)       $   (0.10)       $   (0.26)
                                                  ===========         ===========     ============     ============

Diluted weighted avg. shares outstanding          32,115,376          16,886,442       18,697,886       15,237,500

                   The accompanying notes are an integral part of these consolidated financial statements



                                       Integrated Business Systems and Services, Inc.
                                       Consolidated Condensed Statements of Cash Flows
                                                         (Unaudited)

                                                                                                  Nine months ended
                                                                                                     September  30,

                                                                                                 2002              2001
Operating activities
Net loss
Adjustments to reconcile net loss to cash used in operating activities:                        $ (1,891,272)     $ (3,999,131)
         Depreciation                                                                               114,016           110,321
         Amortization of software                                                                   134,412           134,414
         Non-cash interest expense                                                                  695,093                 0
         Issuance of equity for accounts payable                                                    104,446                 0
         Loss on equity investments                                                                       0           228,530
         Gain on long-term compensation                                                             (83,219)
Changes in assets and liabilities:
         Accounts receivable                                                                        109,843       (1,668,974)
         Subscriptions receivable                                                                                     (9,000)
         Interest receivable                                                                        (4,515)           (4,547)
         Unbilled revenue                                                                            38,856                 0
         Prepaid expenses and other assets                                                         (68,329)          (27,635)
         Accounts payable                                                                         (185,650)           478,547
         Accrued expenses                                                                           261,689           521,217
         Other assets                                                                                (2,675)
         Deferred revenue                                                                            (6,772)           31,147
                                                                                              --------------     -------------
Cash used in operating activities                                                                  (784,077)       (4,205,111)
                                                                                              --------------     -------------

Investing activities
       Purchases of property and equipment                                                             (560)         (148,409)
       Investments                                                                                        0            50,000
       Investment in affiliate companies                                                                  0          (540,000)
       Related party note receivable                                                                                  163,000
       Related party receivable                                                                       7,726                 0
                                                                                              --------------     -------------
Cash provided by (used in) investing activities                                                       7,166         (475,409)
                                                                                              --------------     -------------

Financing activities
       Proceeds from (payments on) notes payable, net                                               839,000         2,283,625
       Payments on notes payable                                                                   (136,221)                0
       Sale of common stock                                                                         100,000           400,000
       Proceeds from exercise of common stock options and warrants                                   11,097         1,435,996
Cash provided by financing activities
                                                                                                    813,876         4,119,621

Net increase (decrease) in cash                                                                      36,965          (560,899)
Cash and cash equivalents at beginning of period                                                      6,100           700,892
                                                                                              --------------     -------------
Cash and cash equivalents at end of period                                                    $      43,065     $     139,993
                                                                                              ==============     =============


                   The accompanying notes are an integral part of these consolidated financial statements.

                 Integrated Business Systems and Services, Inc.
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)


1.   Basis Of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, please refer to the audited financial statements and footnotes thereto included in the company's Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

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

     Basic income (loss) per share is calculated as income available to common stockholders divided by the weighted average common shares outstanding. Diluted earnings per share is calculated as diluted income (loss) available to common stockholders divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes common stock issuable pursuant to stock options and common stock warrants and, the if-converted method for convertible debt. The following is provided to reconcile the earnings per share calculations:


                                                         Three Months                           Nine Months
                                                      Ended September 30,                   Ended September 30,
                                              ------------------------------------    ---------------------------------

                                                   2002                2001               2002               2001
                                              ----------------    ----------------    --------------    ---------------
Income (loss) applicable to common shares     $       17,013      $    (964,550)      $  (1,891,272)    $  (3,999,132)
   Effect of dilution:
     Convertible debt                               (450,962)                --                  --                --
     Stock options                                        --                 --                  --                --
                                              ----------------    ----------------    --------------    ---------------
Loss applicable to shares outstanding, diluted $    (433,949)     $    (964,550)      $  (1,891,272)    $  (3,999,132)
                                              ================    ================    ==============    ===============

Weighted average common shares outstanding,
   basic                                          18,816,267         16,886,442          18,697,886        15,237,554
   Effect of dilution:
     Convertible debt                             13,299,109                 --                  --                --
     Stock options                                        --                 --                  --                --
                                              ----------------    ----------------    --------------    ---------------
Weighted average common shares outstanding,
   diluted                                    $   32,115,376      $  16,886,442       $  18,697,886     $  15,237,554
                                              ================    ================    ==============    ===============


4.   Going Concern

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, at September 30, 2002 the company had a working capital deficiency and an accumulated deficit, including minority interests, of approximately $1.95 million and $22 million, respectively. Ultimately, the company's viability as a going concern is dependent upon its ability to continue to generate positive cash flows from operations, maintain adequate working capital and obtain satisfactory long-term financing. However, there can be no assurances that the company will be successful in each or any of the above endeavors.

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

     Cost and Expense Reductions. During September of 2001, the company commenced a comprehensive internal restructuring and cost control program. The implementation of that program is continuing and has resulted through October of 2002 in a reduction of over 60% in the company's monthly gross cash expense run rate from that experienced during the same prior year period. Continuation of that cost control program is expected to further reduce the company's monthly cash expense run rate.

     Investor Debt and Other Payables. On December 31, 2001, the company achieved significant debt service relief for 2002 and 2003 through the restructuring of substantially all of its short-term and long-term investor debt into convertible debentures and notes. Under the restructured debt instruments, approximately 80% of the entire principal balance is not payable until the first quarter of 2004. Substantially all of the remaining 20% of principal is payable during the first quarter of 2003. The first interest payment on the restructured debt is due in January 2003, and the second interest payment is due upon maturity in the first quarter of 2004.

     In the months since the issuance of the company's currently outstanding convertible debt, holders of a portion of this debt have converted the principal and accrued interest on all or a portion of their debt into common stock. These and other holders of the convertible debt have also indicated their desire to convert additional amounts of their debt into common stock during the current fourth quarter. Although these conversions have reduced and will continue to reduce the company's principal and interest obligations, in the first quarter of 2003, the company will still be faced with principle and interest obligations on the remaining convertible debt that it will not be able to satisfy from currently projected cash flows from operations. Accordingly, the company is currently in the process of renegotiating with the holders of this debt the amount and timing of payments to be made on such remaining debt. While the company believes it will be able to restructure such debt on terms that are reasonable to the company, the company has not yet finalized a definitive agreement with the holders of this remaining debt. Please refer to the matters described elsewhere in this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Risk Factors That May Affect Our Financial Condition and Operating Results."

     The company has also established long-term payout arrangements with respect to substantially all of its unsecured trade accounts payable. In addition, where permitted under securities laws, the company has utilized and expects to continue to utilize restricted stock grants to satisfy unsecured obligations to third parties.

     Additional Capital. Since December 31, 2001, the company has raised approximately $939,000 in additional investor funding through the private placement of common stock, two-year convertible debentures and common stock purchase warrants. The company is seeking to raise additional capital during 2002 or early in 2003 through the private placement of convertible debt or equity securities. Because of several factors, including the operating, market and industry risks associated with an investment in its common stock, the fact that the company's common stock is no longer traded on the Nasdaq Stock Market and is currently traded on the Over-the-Counter Bulletin Board maintained by the NASD, and the continued weakness in the capital markets in general and the technology sectors in particular, the company expects that it will experience difficulty in obtaining additional financing until its operating results or overall market conditions reflect sustained improvement.

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

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001.

     Revenues. Our total operating revenues decreased 29% (or approximately $453,000) to $1,115,141 in the three months ended September 30, 2002, from $1,568,311 in the comparable prior year period. This decrease was primarily attributable to the decrease of $764,627 in our hardware sales revenue, offset by an increase of $341,178 in service revenue.

     Cost of Revenues. Our total cost of revenues decreased 72% (or approximately $713,000) to $282,117 in the three months ended September 30, 2002, from $994,861 in the comparable prior year period. This decrease was attributable to increased operational efficiencies achieved as a consequence of our restructuring and cost control program, including staff reductions and lower labor costs of personnel necessary for project implementations, as well as to the decrease in hardware costs associated with the comparable decrease in hardware revenues for this quarter of 2002.

     Gross Profit. Our gross profit increased 45% (or approximately $260,000) to $833,024 in the three months ended September 30, 2002, from $573,450 in the comparable prior year period. We experienced a corresponding gross margin increase to approximately 75% for the three months ended September 30, 2002 from approximately 37% for the comparable prior year period.

     Research and Development Expenses. Our research and development expenses decreased 58% (or approximately $109,000) to $77,963 in the three months ended September 30, 2002, from $187,034 in the comparable prior year period. As a percentage of our total quarterly revenues, research and development expenses in the third quarter of 2002 decreased to 7% from 12% in the comparable quarter of last year. The decrease for the third quarter of this year was primarily attributable to the relatively larger allocation of resources in the third quarter of last year to research and development, as well as to the reductions in these expenses realized as a consequence of our comprehensive restructuring and cost control program described below under the heading "Liquidity and Capital Resources - Cost Control Program." Although our research and development expenses in the third quarter of this year decreased both in dollar amount and as a percentage of revenues from those incurred in the comparable quarter of last year, we anticipate that these expenses may increase in actual dollars on a quarterly basis. We expect, however, that they will continue to decrease as a percentage of our quarterly revenues.

     Sales and Marketing Expenses. Our sales and marketing expenses decreased 77% (or approximately $341,000) to $102,557 in the three months ended September 30, 2002, from $443,761 in the comparable prior year period. As a percentage of our quarterly revenues, sales and marketing expenses in the third quarter of this year decreased to 9% from 28% in the comparable quarter of last year. Sales and marketing expenses decreased primarily as a result of decreases in marketing salaries associated with staff reductions, as well as decreases in third party professional fees and public relations expenses realized as a consequence of our comprehensive restructuring and cost control program described below under the heading "Liquidity and Capital Resources - Cost Control Program."

     General and Administrative Expenses. Our general and administrative expenses, excluding interest expense, decreased 42% (or approximately $335,000) to $457,663 in the three months ended September 30, 2002, from $792,767 in the comparable prior year period. As a percentage of our quarterly revenues, general and administrative expenses in the third quarter of this year decreased to 41% from 51% in the comparable quarter of last year. The decrease for the third quarter of this year was primarily attributable to our comprehensive restructuring and cost control program described below under the heading "Liquidity and Capital Resources - Cost Control Program."

     Non-Operating Items. Interest and miscellaneous income increased 2916% (or approximately $163,000) to $168,754 in the three months ended September 30, 2002, from $5,590 in the comparable prior year period, as a result of the recapture of severance cost expensed in 2001.

     Interest expense increased 783.33% (or approximately $307,000) to $346,582 in the three months ended September 30, 2002 as compared to $39,236 in the comparable prior year period. The increase in interest expense is attributable in part to the higher amount of our outstanding debt in 2002 as compared to 2001. The greatest portion ($234,651) of the increase, however, is solely attributable to the intrinsic value approach that was applied to both the common stock purchase warrants and the conversion features of our private placements of convertible debt in 2001 and 2002, all as required by the application of Accounting Principles Board Opinion No. 14, Emerging Issues Task Force ("EITF") Issue No. 98-5 and EITF Issue No. 00-27.

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

     Loss on equity investment decreased from $80,792 in the third quarter of last year to zero in the third quarter of 2002. This decrease was solely a consequence of our divestiture of our interest in WilCam Systems, LLC in December 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

     Revenues. Our total revenues decreased 22% (or approximately $711,000) to approximately $2.5 million in the nine months ended September 30, 2002, from approximately $3.2 million in the comparable prior year period. This decrease was primarily attributable to the factors described above in the quarter-to-quarter comparisons for this category for the third quarters of the current and prior year.

     Cost of Revenues. Our total cost of revenues decreased 49% (or approximately $998,000) to approximately $1.05 million in the nine months ended September 30, 2002, from approximately $2.05 million in the comparable prior year period. This decrease was attributable to the factors described above in the quarter-to-quarter comparisons for this category for the third quarters of the current and prior year.

     Gross Profit. Our gross profit increased 26% (or approximately $287,000) to approximately $1.4 million in the nine months ended September 30, 2002, from approximately $1.1 million in the comparable prior year period. We experienced a corresponding gross margin increase to 57% for the nine months ended September 30, 2002 from approximately 35% in the comparable prior year period.

     Research and Development Expenses. Research and development expenses decreased 46% (or approximately $281,000) to $331,008 in the nine months ended September 30, 2002, from $611,644 in the comparable prior year period. This decrease was primarily attributable to the factors described above in the quarter-to-quarter comparisons for this category for the third quarters of the current and prior year.

     Sales and Marketing Expenses. Sales and marketing expenses decreased 75% (or approximately $1.2 million) to $430,602 in the nine months ended September 30, 2002, from approximately $1.6 million in the comparable prior year period. This decrease was primarily attributable to the factors described above in the quarter-to-quarter comparisons for this category for the third quarters of the current and prior year.

     General and Administrative Expenses. General and administrative expenses decreased 32% (or approximately $811,000) to approximately $1.7 million in the nine months ended September 30, 2002, from approximately $2.5 million in the comparable prior year period. This decrease was primarily attributable to the factors described above in the quarter-to-quarter comparisons for this category for the third-quarters of the current and prior year.

     Non-Operating Items. Interest and miscellaneous income increased 597% (or approximately $149,000) to $173,554 in the nine months ended September 30, 2002, from $24,902 in the comparable prior year period. This increase was primarily attributable to the factors described above in the quarter-to-quarter comparisons for this category for the third quarters of the current and prior year.

     Interest expense increased 604% (or approximately $846,000) to $985,887 in the nine months ended September 30, 2002 as compared to $140,133 for the comparable prior year period. A substantial portion ($467,017) of this increase was related solely to the intrinsic value approach that was applied to both the common stock purchase warrants and the conversion features of our private placements of convertible debt in 2001 as described above in the quarter-to-quarter comparisons for this category for the third quarters of the current and prior year.

     Loss on equity investment decreased from $228,530 in the nine months ended September 30, 2001 to zero in the comparable period of 2002. This decrease was attributable to the factor described above in the quarter-to-quarter comparisons for this category for the third quarters of the current and prior year.

Liquidity and Capital Resources

         Sources of Operating Capital.

     Prior to 1997, we financed our operations primarily through our revenues from operations, including funded research and development revenues, and occasional short-term loans from our principals, their families and other individuals and entities. Since the middle of 1997, we have financed our operations primarily through private and public offerings of common stock and convertible debt, and to a lesser extent from operating revenues and through borrowings from third parties. We raised net proceeds of approximately $1.22 million in our November 1997 initial public offering. Since that time, we have raised additional equity of approximately $12.3 million through several private placements of common stock and stock purchase warrants and the conversion of approximately $1.7 million of convertible debt into equity. During 2001, we raised an aggregate of approximately $5.1 million in additional capital, consisting of approximately $1.03 million from the exercise of common stock options and warrants, approximately $409,000 from the private placement of common stock, and approximately $3.66 million from the issuance of convertible debt. During the first nine months of 2002, we raised approximately $939,000 through the private placement of common stock, two-year convertible debentures, and common stock purchase warrants. Although we are seeking to raise additional funds later in 2002 or in early 2003 from the private placement of additional debt, equity or equity-linked securities, we expect that we will experience difficulty in obtaining additional financing until our operating results or overall market conditions reflect sustained improvement.

         Cost Control Program.

     During September of 2001, in connection with executive managements' restructuring of our internal operations and in response to the need to reduce costs in connection with lower than expected year-to-date revenues, we commenced a comprehensive cost control program. The implementation of that program is continuing. By the end of October 2002, our monthly cash payments necessary to fund continuing operational expenses had decreased by over 60% as compared to a year ago.

     Included in our cost control program are measures that have resulted in substantial reductions in our largest cash expenditure categories of human resource and payroll-related expenses. Through the end of October 2002, these measures have included reductions of over 50% in the number of our employees; deferrals of up to 65% in the compensation rates of our executive officers; reductions of up to 50% in the compensation rates for our remaining non-executive personnel; scale-backs in our employee benefit programs; reductions of approximately 13% in the rates we pay for employee health insurance; and substantial reductions in employee travel, accommodation and hiring costs. In addition, we have achieved significant cash flow relief through the discontinuance of non-essential third party consulting and service arrangements and the renegotiation of other third party contracts, including those in the areas of public relations, investor relations, financial advisory services, financial printing and industry research. During the remainder of 2002, in addition to the reductions outlined above, we intend to pursue additional reductions in the cash obligations associated with our operating facilities, including reductions in our lease payments, where appropriate.

     We currently do not have any commitments or budgeted needs during the remainder of 2002 for any material capital expenditures, including purchases of furniture, fixtures and equipment. In the absence of any substantial infusion of growth capital during 2002 or 2003, we do not expect our capital expenditure plans for the next twelve months to change.

     Debt and Other Payables.

     On December 31, 2001, we achieved almost complete debt service relief for 2002 and 2003 through the restructuring of substantially all of our short-term and long-term debt into convertible debentures and notes. Under the restructured debt instruments, approximately 80% of the entire principal balance is not payable until January 1, 2004 with substantially all of the remaining 20% payable during January of 2003. The first interest payment on our restructured debt is due in January 2003, and the next interest payment on the remaining debt is due upon its maturity in the first quarter of 2004.

     In the months since the issuance of the company's currently outstanding convertible debt, holders of a portion of this debt have converted the principal and accrued interest on all or a portion of their debt into common stock. These and other holders of the convertible debt have also indicated their desire to convert additional amounts of their debt into common stock during the current fourth quarter. Although these conversions have reduced and will continue to reduce the company's principal and interest obligations, in the first quarter of 2003, the company will still be faced with principal and interest obligations on the remaining convertible debt that it will not be able to satisfy from currently projected cash flows from operations. Accordingly, the company is currently in the process of renegotiating with the holders of this remaining debt the amount and timing of payments to be made on such debt. While the company believes it will be able to restructure such debt under terms that are reasonable to the company, the company has not yet finalized a definitive agreement with the holders of this remaining debt. Please refer to the matters described above under the caption "Sources of Operating Capital" and the matters described elsewhere in this report under the caption "Risk Factors That May Affect Our Financial Condition and Operating Results."

     We have also established long-term payout arrangements with respect to substantially all of our unsecured trade accounts payable. In addition, where permitted under securities laws, we have satisfied and expect to continue to satisfy certain of our unsecured obligations to third parties through restricted stock grants.

     Additional Capital.

     As noted above, since December 31, 2001, we have raised approximately $939,000 through the private placement of common stock, two-year convertible debentures and common stock purchase warrants. We are seeking to raise additional funds in 2002 or early in 2003 from the private placement of additional debt, equity or equity-linked securities. Because of several factors, including the operating, market and industry risks associated with an investment in our common stock; the inclusion of a going concern paragraph in our annual and quarterly financial reports; the fact that our common stock is no longer traded on the Nasdaq Stock Market and is currently traded on the Over-the-Counter Bulletin Board maintained by the NASD; the continued weakness in the capital markets in general and the technology sectors in particular; and the other factors described in this report under the heading "Risk Factors That May Affect Our Financial Condition and Operating Results," we believe we will experience difficulty in obtaining additional financing until our operating results or overall market conditions reflect sustained improvement.

     As a consequence of our comprehensive restructuring and cost control program described above under the caption "Cost Control Program", we have achieved substantial cash flow relief during the past twelve months. In the absence of any substantial infusion of growth capital or a significant increase in customer revenues over the amounts included in our budget for the remainder of 2002 and 2003, we have not budgeted for any material increase in these monthly cash payments, and as noted above, we may be in a position to further reduce our monthly cash payment obligations during the remainder of 2002 and in 2003. We expect that the proceeds from revenues generated from our operations and, to a lesser extent, the proceeds from our 2002 capital raising activities, will be adequate to meet our projected working capital and other cash requirements for at least the next six months. Management intends to closely follow the company's progress and to further reduce our expenses if our marketing and sales strategies do not result in sufficient new revenues within a reasonable period. Any such reduction will involve scaling back, delaying or postponing those development activities that are not essential to the company achieving its stated objectives. In any event, our working capital deficit will continue to grow unless we are able to sustain revenues sufficient to meet expenditure levels, or our expenditure levels are further reduced.

Cash Flow Analysis

     Net cash used in operating activities decreased to $784,077 during the nine months ended September 30, 2002, representing a decrease of approximately $3.4 million from the approximately $4.2 million of net cash used during the comparable prior year period. This significant decrease of over 81% in net cash used in the first nine months of this year was primarily a consequence of the cost cutting program implemented by executive management, as described in greater detail above under the caption "Liquidity and Capital Resources - Cost and Expense Reduction Program."

     Net cash provided by investing activities increased to $7,166 during the nine months ended September 30, 2002, representing an increase of approximately $483,000 from net cash used in investing activities of $475,409 during the comparable prior year period. Almost all of this increase was attributable to the $540,000 cash purchase of affiliate equity in 2001 that was not repeated in 2002.

     Net cash provided by financing activities decreased to approximately $814,000 during the nine months ended September 30, 2002, representing a decrease of approximately $3.3 million from the approximately $4.1 million of net cash provided during the comparable prior year period. This decrease was attributable to the relatively larger amount of private financing in the form of convertible debentures and sales of common stock that took place during the first half of 2001 as compared to the first half of this year. The net cash provided by financing activities in the first half of this year resulted primarily from the private placement of approximately $839,000 in convertible debentures and warrants and $100,000 in common stock.

Critical Accounting Policies

     We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001, as filed on our annual report on Form 10-KSB. We consider these accounting policies to be critical accounting policies. Certain accounting policies involve significant judgments and assumptions by us, but do not have a material impact on the carrying value of our assets and liabilities and results of operations. The judgments and assumptions we use are based on historical experience and other factors that which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and from estimates which could have an impact on our carrying values of assets and liabilities and our results of operations.

Regulatory Matters

     We are not aware of any current recommendations by regulatory authorities, which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

Controls Evaluation

     Limitations on the Effectiveness of Controls

     The company's management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our Disclosure Controls or our Internal Controls (each, as defined below in Part I of this report under the caption "Item 3. Controls and Procedures") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Scope of the Controls Evaluation

     The Chief Executive Officer and Chief Financial Officer evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company, and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems, or acts of fraud, and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-QSB and our annual reports on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our company and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

     Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because Items 5 and 6 in the Section 302 Certifications of the Chief Executive Officer and Chief Financial Officer require that the Chief Executive Officer and Chief Financial Officer disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of this report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions." These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case, we considered what revision, improvement and/or correction, if any, were necessary to make in accord with our on-going procedures.

     In accord with requirements of the Securities and Exchange Commission, the Chief Executive Officer and Chief Financial Officer note that, since the date of the Controls Evaluation to the filing date of this report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Conclusions

     Based upon the Controls Evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

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

Risks Related to Our Company

     All of our assets are pledged as collateral under substantially all of our debt, and the Internal Revenue Service has indicated that it intends to place a lien on all of our assets until our second quarter 2002 payroll tax obligation to them is satisfied. A default by us under our secured debt or the failure to satisfy our obligation to the Internal Revenue Service could result in a foreclosure on all of our assets and the discontinuation of our operations. Funds from any resulting liquidation of all of our assets would not be sufficient to fully repay our secured creditors. In such event, our unsecured creditors and our shareholders would receive nothing.

     At September 30, 2002, we had approximately $3.3 million in outstanding debt under convertible debentures that we issued in 2001 and in 2002. This debt has a security interest in all of our assets, including our proprietary technologies. Of this amount, approximately $105,000 in principal is due during the remainder of 2002, approximately $576,000 of principal is due on January 1, 2003, and the remainder of this debt is due during the first quarter of 2004. Interest payments on substantially all of our existing debt that matures after 2002 are due in two installments in the first quarters of 2003 and 2004.

     At September 30, 2002, we owed $297,589 in federal payroll taxes and $53,380 in state payroll taxes. These taxes relate to payrolls in the second and third quarters of this year. Our tax obligations have continued to decline since August of this year through the periodic tax payments we have made and are continuing to make under arrangements with both federal and state tax authorities. We expect to have these tax obligations fully satisfied by the middle of next year. In the meantime, the Internal Revenue Service has indicated to us that it intends to place a lien on all of our assets until our second quarter payroll tax obligation (currently $262,089) to them is satisfied.

     In the months since the issuance of the company's currently outstanding convertible debt, holders of a portion of this debt have converted the principal and accrued interest on all or a portion of their debt into common stock. These and other holders of the convertible debt have also indicated their desire to convert additional amounts of their debt into common stock during the current fourth quarter. Although these conversions have reduced and will continue to reduce the company's principal and interest obligations, in the first quarter of 2003, we will still be faced with principle and interest obligations on the remaining convertible debt that we will not be able to satisfy from currently projected cash flows from operations. Accordingly, we are currently in the process of renegotiating the amount and timing of payments to be made on such remaining debt. While we believe we will be able to restructure such debt under terms that are reasonable to the company, we have not yet finalized a definitive agreement with the holders of this remaining debt.

     In the event that we are unable to satisfy our prior payroll tax obligations, or our repayment obligations under our secured debt, or we otherwise default under the terms of such debt, the holders of this debt may seek to foreclose their security interests and liens on our assets. In such event, if we are unable to reach a pay out arrangement satisfactory to the holders of this secured debt or seek satisfactory debt relief under federal bankruptcy laws, we believe that our company would no longer be able to operate. In that event, we believe that it is most likely that our company's assets would be sold and that the proceeds from such sale would not be sufficient to satisfy the liens of our secured creditors. This would leave no funds for the payment of any of our unsecured obligations to third parties, including any judgment creditors that might arise, and would leave no funds or assets available for distribution to our shareholders.



Our most recent financial statements include a going concern paragraph.

     Our independent accountants' report for our most recent year-end audit and the notes to our year-end 2001 audited financial statements, as well as the notes to our unaudited financial statements contained in this report and in our publicly-filed reports for the first and second quarters of 2002 identify factors that, in the opinion of our independent accountants, raised substantial doubts about our ability to continue as a going concern.

We have a large accumulated deficit, we expect future losses, and we may never achieve or maintain profitability.

     We have experienced operating losses in each of our fiscal years since January 1, 1995. As of September 30, 2002, we had an accumulated deficit of approximately $22 million (unaudited). In addition, since 1997, we have continued to allocate a substantial proportion of our internal resources to activities associated with the development, marketing and sale of our current suite of new software products. During the last three years, we have also undertaken a complete restructuring of our sales and marketing organization and have commenced several new customer acquisition strategies. This strategy of increased emphasis on new product development and the suspension of much of our traditional sales activities while we began implementing our sales team reorganization resulted in a substantial reduction in our traditional service revenues during the affected periods. Despite our history of losses, we believe it is vital to our future success that we continue to allocate working capital toward our sales and marketing strategies, although at a lower percentage of revenue than our allocation of working capital in this area during our most recent fiscal years.

     If expenditures related to our sales and marketing activities are not accompanied or shortly followed by increased revenue, our losses could be greater than expected until we are able to delay or reduce expenditures. While we achieved profitability during the third quarter of this year, many factors, including the factors described in this report, may result in our incurring losses in 2002 and in 2003. We need to significantly increase our quarterly revenues or significantly reduce our quarterly expenses from their historical levels in order for us to sustain the profitability achieved during the third quarter of this year.

The recent restructuring of our operations has strained our existing resources and may cause our business to suffer.

     Our ability to successfully offer products and services and implement our business plan in our rapidly evolving markets requires an effective planning and management process. During the latter part of last year and the first eight months of this year, we restructured our entire executive, administrative and operating teams in order to achieve greater efficiencies in execution, better allocation of skills across departments and better project tracking. In connection with that restructuring, we have reduced by over 50% the number of our employees from a high of approximately 60 employees during 2001 to less than 30 employees at the end of October 2002. We anticipate that if we are able to achieve our anticipated growth in our customer base during 2003, we will need to increase the number of our employees in some areas early in 2003. In the meantime, the staffing requirements necessary to support our existing business and our growth strategies have placed a significant strain on our currently reduced management systems, infrastructure and resources. If we are able to achieve our anticipated growth in our customer base, concurrently with the need to expand, train and manage our workforce, we expect that we will also be required to manage an increasing number of relationships with these new customers, various strategic alliance partners and other third parties. Failure to expand any of the foregoing areas efficiently and effectively could interfere with and possibly limit our ability to expand our business as a whole.

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

     o    the possible loss of any of our key personnel

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

     The price of our common stock is subject to the volatility generally associated with Internet, middleware, software and technology stocks in general, and may also be affected by broader market trends unrelated to our or our competitors' operating performances. Our stock price and the stock prices of many other companies in the technology and emerging growth sectors have historically experienced wide fluctuations, including rapid rises and declines in stock prices that have often been unrelated to the operating performance of such companies. In this connection, we note that since 2001, a substantial downward trend, especially during the most recent nine months, has been experienced in the markets for stocks across substantially all market sectors, and particularly in the technology sectors in which our stock may be included by various market analysts. These downward trends and fluctuations are typically the result of the combination of general economic, political and market conditions, most recently including recessions, the threat of terrorist activities, and concerns over the accuracy of financial reporting by several large publicly traded corporations. These factors are beyond our ability to control or predict. We believe that the downward trends in the securities trading markets as a whole have had and will continue to have a comparable adverse impact on the trading market for our common stock. We can provide no assurance that these downward trends and the events giving rise to them will not continue for the foreseeable future, or that they will not materially adversely affect the market price of our common stock.

The number of our shares of common stock that are or may become eligible for sale in the near future may cause the market price for our common stock to decline significantly, even if our business is doing well.

     Trading in our common stock has historically been very limited and has made the market price of our common stock vulnerable to significant fluctuations. At September 30, 2002, we had 20,078,314 outstanding shares of common stock, with an additional 6,582,722 shares of common stock issuable upon the exercise of employee stock options and common stock purchase warrants and an additional 14,809,302 shares issuable upon conversion of debt, which would total 41,470,338 shares at September 30, 2002, if all the options, warrants and conversions were exercised.

Of the outstanding shares, 2,604,877 shares were held by members of management and may be publicly sold only pursuant to the volume and manner of sale restrictions of Rule 144 under the Securities Act of 1933. Approximately 5,313,051 of the remaining outstanding shares are restricted securities issued under federal and state exemptions from registration and may not be publicly sold. Once these restricted shares, or the shares issuable pursuant to outstanding options, warrants and convertible debt, become eligible for resale under Rule 144, or their resale is otherwise registered by us with the Securities and Exchange Commission, if the holders of these shares sell substantial amounts of their shares into the public market during a short period of time, or if those shareholders are perceived by the market as intending to sell them, our stock price may decline significantly. The issuance of these shares will also result in dilution to our shareholders, and may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we deem appropriate.

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

     o    continue to implement our sales and marketing strategies

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


Item 3.  Controls and Procedures

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls

     Within the 90 days prior to the filing date of this report on Form 10-QSB, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission require that in this section of this report we present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

Officer Certifications

     Appearing immediately following the "Signatures" section of this report there is a form of certification by our Chief Executive Officer and Chief Financial Officer. The form of certification is required in accordance with
Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). This section of the report that you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

     Disclosure Controls are procedures that are designed with the objective of ensuring that the information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

PART II     OTHER INFORMATION

Item 1.  Legal Proceedings

         We are not currently a party to any material litigation.

Item 2.  Changes in Securities

     During the three months ended September 30, 2002, we issued the securities identified below pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 which exempt from registration the issuance of securities not involving a general solicitation in which the purchaser or purchasers are purchasing the securities for investment. We believe that the purchasers of the securities identified below were given or had access to detailed financial and other information with respect to our company and possessed requisite financial sophistication.

     In September 2002, we issued 1,669,066 shares of common stock to two of our private investors in connection with that investor's conversion of all of the convertible debentures that were acquired by those investor in the fourth quarter of 2001 and the first quarter of 2002. For a description of these debentures, please refer to "Item 2. Changes in Securities" set forth under Part II of the company's quarterly report on Form 10-QSB filed with the Securities and Exchange Commission for the quarter ended March 31, 2002.

Item 3.  Defaults Upon Senior Securities

         This item is not applicable.

Item 4.  Submission of Matters to Vote of Security Holders

         This item is not applicable.

Item 5.  Other Information

         This item is not applicable.

Item 6.    Exhibits and Reports on Form 8-K

     (a) Exhibits. Please refer to the Exhibit Index which follows the "Signatures" and "Certifications" pages of this report.

     (b) Reports on Form 8-K. In connection with the filing of its Form 10-QSB for the quarter ended June 30, 2002, the company made a filing on Form 8-K on August 14, 2002 regarding the submission by the company's Chief Executive Officer and Chief Financial Officer to the Securities and Exchange Commission of the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

     The company made a filing on Form 8-K in connection with the August 14, 2002 filing of its Form 10-QSB for the quarter ended June 30, 2002. That Form 8-K disclosed the notification of the officer certification as to the Form 10-QSB as required by the Sarbanes Oxley Act of July 30, 2002.

Signatures and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company

     The following pages include the Signatures page for this report and separate Certifications of the Chief Executive Officer and the Chief Financial Officer of the company as required by Rule 13a-14 under the Securities Exchange Act of 1934 in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the company's "disclosure controls and procedures" and its "internal controls and procedures for financial reporting". Item 3 of Part I of this report presents the conclusions of the Chief Executive Officer and the Chief Financial Officer about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to the company's Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

                                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2002           INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                                  (Registrant)


                                   By:      /s/ GEORGE E. MENDENHALL
                                            George E. Mendenhall
                                            Chief Executive Officer



                                   By:      /s/ WILLIAM S. MCMASTER
                                            William S. McMaster
                                            Chief Financial Officer

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

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 2.2 to the Company's Form 1-A filed July 9, 1997).

10.1 Employment Agreement dated as of January 1, 1997, as amended January 1, 1999, between the Company and George E. Mendenhall (incorporated by reference to Exhibit 6.3 to the Company's Form 1-A filed July 9, 1997).

10.2 Amendment No. 1 dated as of September 1, 1997, to Employment Agreement dated as of January 1, 1997, between the Company and George E. Mendenhall (incorporated by reference to Exhibit 6.22 to the Company's Amendment No. 1 to Form 1-A filed September 15, 1997).

10.3 Amendment No. 2 dated as of January 1, 1999 to Employment Agreement dated January 1, 1997, between the Company and George E. Mendenhall (incorporated by reference to Exhibit 6.17(b) to the Company's Amendment No. 1 to Form SB-1 filed April 6, 1999 (Registration No. 333-43437)).

10.4 Employment Agreement dated as of December 31, 1996 between the Company and Stuart E. Massey (incorporated by reference to Exhibit 6.4 to the Company's Form 1-A filed July 9, 1997).

10.5 Amendment No. 1 dated as of September 1, 1997, to Employment Agreement dated as of December 31, 1996, between the Company and Stuart E. Massey (incorporated by reference to Exhibit 6.23 to the Company's Amendment No. 1 to Form 1-A filed September 15, 1997).

10.6 Employment Agreement effective as of January 1, 1999 between the Company and Donald R. Futch (incorporated by reference to Exhibit 6.20 to the Company's Amendment No. 1 to Form SB-1 filed April 6, 1999 (Registration No. 333-43437)).

10.7 Employment Agreement effective as of May 30, 2000 between the Company and William S. McMaster. (incorporated by reference to Exhibit 10.10 to the Company's 10-KSB for the year ended December 31, 2000).

10.8 Integrated Business Systems and Services, Inc. Stock Option Plan (incorporated by reference to Exhibit 6.18 to the Company's Form 1-A filed July 9, 1997) (incorporated by reference to Exhibit 10.12 to the Company's 10-KSB for the year ended December 31, 2000).

10.9 Integrated Business Systems and Services, Inc. 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.11 in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

10.10 Lease Agreement dated October 1, 2000 between the Company and Atrium Northeast Limited Partnership (incorporated by reference as Exhibit 10.16 of the Company's Form 10-QSB for the quarter ended September 30, 2000).

10.11 Escrow Agreement among Pacific Corporate Trust Company, the Company, Harry
     P. Langley, George E. Mendenhall and Stuart E. Massey (incorporated by reference to Exhibit 6.24 to the Company's Amendment No. 2 to Form 1-A filed October 8, 1997).

10.12 Nonqualified Stock Option Agreement dated as of May 30, 2000 between the Company and William S. McMaster (incorporated by reference to Exhibit 10.15 to the Company's 10-KSB for the year ended December 31, 2000).

10.13 Promissory Note dated March 15, 2002 between the Company and Fitz-John Creighton McMaster.

10.14 Promissory Note dated March 15, 2002 between the Company and Rice Street Associates, LLC.

10.15 Second Amendment to and Restated Promissory Note dated August 15, 2002 between the Company and Kirkman Finlay III.

10.16 Letter Agreement between the Company and George E. Mendenhall effective September 1, 2001 with respect to cash compensation deferral (incorporated by reference to Exhibit 10.16 in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

10.17 Letter Agreement between the Company and Stuart E. Massey effective September 1, 2001 with respect to cash compensation deferral (incorporated by reference to Exhibit 10.17 in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

10.18 Letter Agreement between the Company and William S. McMaster effective September 1, 2001 with respect to cash compensation deferral (incorporated by reference to Exhibit 10.18 in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

10.19 Letter Agreement between the Company and Donald R. Futch effective September 1, 2001 with respect to cash compensation deferral (incorporated by reference to Exhibit 10.19 in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

10.20 Letter Agreement between the Company and James V. Hopkins effective September 1, 2001 with respect to cash compensation deferral (incorporated by reference to Exhibit 10.20 in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

10.21 Class A Secured Convertible Debenture dated December 31, 2001 between the Company and IBSS Class A Investors(incorporated by reference to Exhibit
     10.21 in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

10.22 Class B Secured Convertible Debenture dated December 31, 2001 between the Company and IBSS Class B Investors (incorporated by reference to Exhibit
     10.22 in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

10.23 Common Stock Purchase Warrant dated December 31, 2001 between the Company and IBSS Class A Investors (incorporated by reference to Exhibit 10.23 in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

10.24 Common Stock Purchase Warrant dated December 31, 2001 between the Company and IBSS Class B Investors (incorporated by reference to Exhibit 10.24 in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

10.25 Omnibus Security Agreement dated December 31, 2001 by and among the Company, IBSS Class A Investors and IBSS Class B Investors (incorporated by reference to Exhibit 10.25 in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

10.26 Inter-Creditor Agreement dated December 31, 2001 by and among the Company, IBSS Class A Investors and IBSS Class B Investors (incorporated by reference to Exhibit 10.26 in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

10.27 Security Agreement dated June 12, 2001 by and between the Company and Fitz-John Creighton McMaster.

10.28 Security Agreement dated August 2, 2001 by and between the Company and Rice Street Associates, LLC.

10.29 Security Agreement dated August 14, 2001 by and between the Company and Kirkman Finlay III.

10.30 Integrated Business Systems and Services, Inc. 2002 Stock Option Plan.

21 Subsidiaries of the Company (incorporated by reference to the exhibit of the same number in the Company's Form 10-KSB for the fiscal year ended December 31, 2001).

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                            SECTION 302 CERTIFICATION

I, George E. Mendenhall, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Integrated Business Systems and Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                               /s/ GEORGE E. MENDENHALL
                                                       George E. Mendenhall
                                                       Chief Executive Officer

                            SECTION 302 CERTIFICATION

I, William S. McMaster, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Integrated Business Systems and Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                              /s/ WILLIAM S. MCMASTER
                                                     William S. McMaster
                                                     Chief Financial Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report of Integrated Business Systems and Services, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George E. Mendenhall, Chief Executive Officer of the Company, certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


November 14, 2002                 /s/ GEORGE E. MENDENHALL
                                  George E. Mendenhall
                                  Chief Executive Officer
                                  Integrated Business Systems and Services, Inc.

EXHIBIT 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report of Integrated Business Systems and Services, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William S. McMaster, Chief Financial Officer of the Company, certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


November 14, 2002                 /s/ WILLIAM S. MCMASTER
                                  William S. McMaster
                                  Chief Financial Officer
                                  Integrated Business Systems and Services, Inc.