Form 10KSB
period 2002-12-31
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2003-03-31
CIK 1040863

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ___________

Commission File Number:  0-24031

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                 (Name of Small Business Issuer in Its Charter)

   South Carolina                                            57-0910139
----------------------------------                    -------------------------
  (State or Other Jurisdiction of                          (I R S Employer
  Incorporation or Organization)                         Identification No. )

      1601 Shop Road, Suite E
      Columbia, South Carolina                                  29201
----------------------------------                    --------------------------
 (Address of Principal Executive Offices)                     (Zip Code)

          Issuer's Telephone Number, Including Area Code: 803-736-5595

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

 The issuer's revenues for the year ended December 31, 2002, the issuer's most recent fiscal year, were $3,387,546.


The aggregate market value of voting stock held by non-affiliates of the issuer on March 28, 2002 was approximately $609,336. This value was calculated by excluding all shares held by officers, directors and controlling shareholders of issuer without conceding that all such persons are "affiliates" of issuer for purposes of the federal securities laws.

The number of shares outstanding of the issuer's common stock, no par value, at March 28, 2002 was 22,230,258.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Proxy Statement to be filed in connection with its 2003 Annual Meeting of Shareholders are incorporated by reference in Items 9 through
                      12 of Part III of this Form 10-KSB.

   Transitional Small Business Disclosure Format (check one): Yes ___ No __X__

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                              INDEX TO FORM 10-KSB


           PART I                                                       PAGE


Item 1.    Description of Business

Item 2.    Description of Property

Item 3.    Legal Proceedings

Item 4.    Submission of Matters to a Vote of Security Holders

           PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Item 6.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations

Item 7.    Financial Statements

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act

Item 10.   Executive Compensation

Item 11.   Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters

Item 12.   Certain Relationships and Related Transactions

Item 13.   Exhibits and Reports on Form 8-K

Item 14.   Controls and Procedures

PART I

Advisory Note Regarding Forward-Looking Statements

     Some of the statements contained in this report on Form 10-KSB constitute forward-looking statements that involve risks and uncertainties. We caution readers of this report that these statements involve a number of known and unknown risks that may cause our actual results to be materially different from those contemplated by these statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Our Operating Results," both of which are contained in Item 6 of Part II of this report, as well as those factors set forth in other periodic reports and filings that we make with the Securities and Exchange Commission. Copies of these filings may be obtained from the Securities and Exchange Commission at its principal office in Washington, DC at prescribed rates by calling 1-800-SEC-0330. These filings are also available electronically through the Internet web site maintained by the Securities and Exchange Commission at the Internet address: http://www.sec.gov.

Item 1.     Description of Business

General Overview

     Integrated Business Systems and Services, Inc. ("IBSS" or the "Company") is a national software provider of solutions to complex, industry-specific business problems. Our flagship product, Synapse(SM), is targeted to be the preferred architecture for dynamic, distributed, real-time software applications. The Synapse(SM) suite of products includes: Synapse for Manufacturing(SM), Synapse Government e-Printing(SM), Synapse Composer(SM), and the Synapse Application Development Platform(SM).

     Our objective is to become the nation's vendor-of-choice among businesses seeking the most advanced and cost-effective systems tracking and integration solutions. We currently provide application software for manufacturing processes and printing, along with application development and execution products for software engineers. Our applications offer a high degree of flexibility, rapid granular implementation, and scalability across virtually any operating system and hardware platform. In addition to our software, we provide our customers with a variety of services, including custom design, implementation assistance, project planning and training.

     Founded and incorporated as a South Carolina corporation in 1990 in Columbia, South Carolina, IBSS originally was a systems integrator to manufacturing and credit card processing companies. As the founders of the Company implemented various systems integration projects based on their prior backgrounds, it became clear to them that their marketplace needed a new technology model. Traditional database models worked adequately in static environments. However, in the dynamic and rapidly changing production environments in which the Company's customers operated, IBSS' management saw the need for a new technology model that would provide a more effective and efficient way to deliver on-line, real time critical data in a distributed environment, while also simultaneously providing similar information both at multiple locations and at the customer's head office.

     Out of these observations, IBSS commenced the development of a software system designed to be more flexible, scalable and logical than competing systems and that was oriented much more toward the business logic of the end user than the technical programming logic of the system's vendor. One of the primary objectives in designing the new design was to enable the customer to avoid as much as possible the costs and delays associated with the installation, use and maintenance of the traditional, industry-standard programming and application development systems. At the outset, this aggressive design objective led the Company to steer clear of the rigid, object-code programming template that comprised and supported competing systems. Instead of basing its system on traditional object-code architecture, IBSS developed a rules-based software system. This and other features of the new system support many of its competitive advantages.

     Synapse(SM) is the name of the underlying software engine of the IBSS' system. Included among the advantages of Synapse, and the various related IBSS modules that it supports, are:

- the ease and speed in which IBSS can run customer demonstrations of the system that already incorporate the highly customized operating profiles of the customer's work flows,

- the ease in which IBSS and the customer can implement and maintain the system,

- the benefit not available in competing systems that enables end users to make changes at any point in their versions of the system without having to incur the costs and delays of rewriting programming code elsewhere, and

-    the ability of the system to be run in multiple operating environments.

     The Synapse platform is designed to be the glue in heterogeneous environments, easily interacting with and extending disparate and best-of-breed applications and operating environments, database management systems, and legacy applications. IBSS believes that one of the greatest challenges for information technology ("IT") organizations is that today's technologies do not adequately address the complexity inherent in aggregating applications from distributed systems. Developers describe how their applications are distributed directly with the Synapse model, and never have to resort to another language or tool.

     Synapse has been designed to provide a complete integrated development and implementation platform that reacts in business terms, not programmer terms - an environment capable of defining and maintaining the entire enterprise's topology in business process terms. Synapse has been designed to extend the functionality of legacy systems, integrate rapidly, and extend business functionality, allowing the customer to quickly embrace and deploy new standards as they emerge without starting over or re-creating applications.

     Our current line of Synapse-based products includes:

- Synapse for Manufacturing(SM) - providing manufacturing plant automation, such as shop floor tracking, data collection, and manufacturing execution for customers with multiple locations and who have already installed or may be planning to install enterprise resource planning (ERP) systems.

- Synapse Government e-Printing(SM) - providing a fully integrated, turn-key approach for the printing industry's publishing and distribution processes, including web-based, front-end ordering and interface capabilities with any high volume printing equipment and legacy application software.

- Synapse Composer(SM) - providing a productivity tool for use with Synapse to create a complete development environment allowing the user to define and maintain all of the elements of a distributed, web-based application from a single screen.

- Synapse Application Development Platform(SM) - providing a complete integrated application development environment designed for rapid production of mission critical, distributed and web-based enterprise solutions.

     Our common stock is listed under the symbol "IBSS.OB" and traded on the Over-the-Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. Our principal executive offices are located at 1601 Shop Road, Suite E, Columbia, South Carolina, 29201. Our telephone number is
(803) 736-5595.

Software Product Architecture

     Synapse is an application development and execution platform for developing dynamic, distributed, real-time software applications. Synapse has been designed to be highly connectable, flexible, scalable and complete. Using Synapse, an enterprise is able to model its business processes directly, allowing third party systems, such as enterprise resource planning, supply chain and Web portals, to be more loosely coupled. Moreover, Synapse reacts in business terms, not programmer terms, and is hardware and operating system independent. It is an environment in which a large library of rule sets has been assembled. Rules sets are combined to provide discrete functions. This functionality is then assembled into applications.

     Our applications are designed for use in dynamic environments requiring real-time transmission of mission-critical data to be used in making critical event-driven decisions. Synapse has been designed to enable rapid and easy integration into other enterprise applications and legacy systems that may exist in an organization's information technology environment. Synapse can be configured either to perform all transactions that need to be processed, or to route selected transactions among multiple systems. All Synapse applications are scaleable, permitting changes in network size, server platforms and other architectural components with minimal disruption. Furthermore, Synapse is capable of running in conjunction with any relational database.

     Additional software applications are built by Synapse designers and consultants without the need to develop any new code. Through the use of the Synapse Composer, new applications are developed using existing functions, commands and tools that are assembled in the correct sequence to produce the desired results. To date, we have built applications for multiple industries, including the following:

-    Textile and Apparel Manufacturing

-    Commercial Printing

-    Furniture Manufacturing

-    Automotive Manufacturing

-    Wireless device applications in all industries


Synapse Advantages

     Synapse-based applications provide the following advantages to organizations in monitoring, maintaining and integrating their business systems, applications and processes, both internally and with their external electronic relationships:

     Incrementally Deployed

     Synapse's incremental deployment feature allows for the solving of point specific solutions now, while providing for easy expansion later, overtime. This lets the user quickly solve problems today and facilitates additional enhancements in a rapidly changing environment. Application deployment can be planned and executed in manageable increments. This allows real cost savings and productivity enhancements to begin accruing to the benefit of the customer much more quickly than is possible with the traditional data base model.

     Completely Self-Contained

     By being fully self-contained, Synapse enables organizations to describe any distributed application without the use of other third party supporting software. In addition, no third party programming tool is needed to modify or extend Synapse functionality in order to deliver the desired application.

     Real-Time Distributed

     By possessing a real-time and naturally distributed architecture, Synapse has been designed to allow any business to instantaneously update its entire system through any Synapse node on the enterprise network, thereby eliminating a business's reliance on a central critical server, while maintaining efficient management of logic between systems. It is also designed to take advantage of an organization's existing investments in information technologies by working with and connecting to multiple financial, human resource and enterprise resource planning systems. As a result, application development is greatly simplified, and Synapse enables businesses to extend the life and functionality of their existing system applications.


Existing Synapse Modules

     As noted above, our objective is to become the nation's vendor-of-choice among businesses seeking the most advanced and cost-effective systems tracking and integration solutions. We are currently focusing our marketing of our Synapse-based offerings through the following three modules:

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

     Synapse for Manufacturing provides on-line process management for manufacturing shop floor environments. This application utilizes our proprietary on-line transaction processing configuration environment to provide maximum configurability, maintainability and efficiency for our customers' systems. The system is designed so that a manufacturing or industrial analyst can configure the unique processes and process requirements of a manufacturing facility without the typical costs and development time associated with the application programming required of competing MES applications.

     Synapse for Manufacturing is based on a "bill of operations" concept and can be configured to provide detailed shop floor management for any specific manufacturing facility, in many cases without requiring the customer to modify its manufacturing shop floor methodologies or procedures. As a result, customers are able to achieve a return on their IT investment more quickly than by using other MES systems. Other MES applications are based on current application development tools to achieve "configurable" shop floor applications specific to individual manufacturing industries such as electronics, food processing or pharmaceuticals. Synapse for Manufacturing is designed to allow a manufacturing industrial analyst to configure MES applications for any manufacturing industry, effectively eliminating the traditional need to also involve computer programmers for custom software development.

         Synapse Government e-Printing(SM)

     Synapse Government e-Printing(SM) is a fully integrated software system that we designed specifically for the printing industry. It includes robust and flexible capabilities in the automation of shop floor processes. It offers a full turn-key approach for the publishing and distribution processes, including interface capabilities with any high volume printing equipment, legacy application software or other equipment and software systems. The system also can be easily expanded over time with any hardware and software changes.

     As with each of our other product modules, Synapse Government e-Printing is built on our proprietary, robust online transaction processing technology. It provides extensive job-tracking capabilities, as well as comprehensive shop floor execution, providing the printing customer with information on scheduling, tracking, delivery and billing of every print job. Once an order is received, either online or by telephone, Synapse Government e-Printing's shop floor execution capabilities can track every step of the order's processing, from pre-press production to on-press production and to out-the-door delivery confirmation. With Synapse Government e-Printing, customers can also check on their orders in real-time via the Internet.

         Synapse Composer(SM)

     Synapse Composer is a next generation software application development tool. We believe Synapse Composer is significantly ahead of the current software development industry in being the only development tool that enables the customer to see all of the functional components of the customer's software applications in a single view. Armed with this unified view of the customer's entire system, the customer can use Synapse Composer in one unified and complete development environment to create, troubleshoot and modify every dimension of its software applications, all in real time, and all while the customer's systems are up and running.

     Synapse Composer's revolutionary functionality includes the ability to create, define and control complete software applications - spanning browser, web server, application server, database server, and integration with other systems- within a single, stable and complete environment.


         Synapse Application Development Platform(SM)


     Synapse Application Development Platform provides a platform with which the modern business can more effectively react to change. Global industry and commerce are rapidly becoming more and more interconnected and interdependent. In addition to market globalization, the need for flexibility to handle rapid change in today's business world comes from other multiple agents of change, including market globalization, and corporate mergers and acquisitions, and the establishment of collaborative relationships.

     In the area of mergers and acquisitions, it is a financial imperative that dissimilar operations be brought into the broader enterprise quickly and with little disruption. Likewise, with the growing emergence of collaborative relationships, greater levels of flexibility are required because of the necessity to efficiently integrate disparate systems and end-points that are not under the exclusive control of any one of the participating enterprises. Collaboration in manufacturing, distribution, and product development dictates the requirement for the creation of a virtual operation that no longer is physically contained within one facility.

     We believe that in order for businesses to compete effectively in this changing environment, the businesses need an efficient information technology platform with which they can produce immediate solutions, without having to incur the costs of scaling back or otherwise abandoning any of the on-going synergies of their legacy systems. Accordingly, our approach in designing the Synapse Application Development Platform has been to allow businesses to be prepared for yet-to-be-defined future systems and emerging standards in areas such as supply chain collaboration and web-based solutions. In attempting to keep up with these dynamic new demands, we believe it is unnecessarily costly and cumbersome for any business to continue to adopt the traditional approach of using custom programming based upon a procedural or object-oriented language and its associated tools.

     The Synapse Application Development Platform has been designed as an implementation platform that is unified, extensible, and scalable. Application developer's jobs are complex enough without adding difficult and confusing development environments to the mix. The object-oriented programming based application server does not provide the needed level of flexibility or developer productivity to properly react to change and rapid implementation of new applications. Our new Synapse architecture has been developed to address this reality of today's business world.


Customer Support

     Customer support is provided for all of our maintenance customers. These services are provided by professionals focused on resolving any customer's needs. Our Customer Support Center is available 24 hours a day, seven days a week.


Consulting Services

     We offer a variety of consulting services to our customers and to third-party consulting firms, including implementation assistance, project planning, process design, system configuration and implementation. We can provide these services directly to customers or indirectly by working closely with third-party consulting and systems integrators, such as EDS, USM, and Silenus, to provide the customer with a full range of re-engineering, customization and project management services.


Customer Education and Training

     We offer comprehensive training courses for our customers and partners with the goal of ensuring each customer's success with our software applications. Training is also available for third-party consultants. Services include project team training classes, end-user training classes and consulting services.


Sales and Marketing

     We generate our revenues primarily through the licensing, installation and servicing of our suite of Synapse-based products. Our growth strategy seeks to use Synapse to rapidly capitalize on the absence in the current technology markets of an integrated application development and execution environment that is as affordable, as easy-to-implement and as fully-scalable as our Synapse software engine.

     We market and license our software products in North America primarily through a small sales, marketing and business development organization. Our marketing strategy is to focus on third party consultants and system integrators who are positioned in the particular industry verticals for which our applications have been designed. Within the last twelve months, we have have been accepted into the IBM partnerworld program. These partners are looking for applications with which they can expand their service revenue with their existing customer base, and build greater market share with a strategic advantage over their competition. Because Synapse and its related applications are new to the market, we recognize that we cannot rely solely on third parties to sell our products. Accordingly, we continue to market and sell on a targeted, direct basis. As these assignments grow, we anticipate sharing the workload with our consulting and system integrator partners.

Our Sales and Growth Strategies

         Expand and Leverage Strategic Relationships

     We intend to access new markets and distribution channels by continuing to establish and leverage business relationships with more system integrators, application software vendors, hardware and wireless technology suppliers. These strategic relationships enable us to reach a broader range of customers in a wider variety of industries than would be possible through a direct sales force alone. As a result, we expect to enhance our customer base, cultivate additional market expertise, and achieve our growth objectives more quickly and cost-effectively.

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

     We have currently developed and have implemented these solutions for organizations in such diverse marketplaces as textile and apparel manufacturing, furniture manufacturing, commercial printing, and wireless. Accordingly, we have specifically focused our business development efforts in these targeted industries where we believe our Synapse products provide us with the greatest competitive advantages. We expect to benefit significantly from the vertical market potential offered by each of these targeted industries, and we intend to dedicate more sales and marketing resources to establish more strategic alliances to penetrate these industries.

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

         Enhance the Synapse Product and Technology Leadership

     We believe that in Synapse and its related suite of products, we have developed the broadest, most comprehensive and most cost-effective e-business solution to address the needs of an organization in a dynamic business environment. We have filed a patent application on our basic Synapse technology. We intend to continue investing in research and development to enhance the capability of Synapse to provide solutions that will enable our customers' operations to be more efficient and extend their organizations more rapidly and cost effectively. Currently, our development efforts are focused on enhancing the Web Services enablement, database connectivity, performance and configuration productivity capabilities of Synapse.

     Consistent with revenue growth, our objective is to expand upon our experienced team of developers and engineers and further enhance our corporate culture to foster innovation in the product development, application configuration and design areas. Furthermore, we are constantly assessing available opportunities to achieve synergies through the acquisition of complementary technologies or businesses that we believe will further our growth strategy. At this time, however, we are not indiscussions or negotiations with any third parties with respect to any acquisition, merger or similar transactions.

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


Research and Development

     We have focused our research and development efforts primarily on expanding the core capabilities of Synapse. We plan to continue to devote design and research resources to continue to enhance the base Synapse products, develop more industry-specific applications, and add functionality to our existing applications. Our research and development expenses were $376,660, 735,540, and $306,721 for the fiscal years ended December 31, 2002, 2001 and 2000, respectively.


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

         Competitive Conditions

     The market for our Synapse platform is extremely broad and could be considered competitive with any provider of transaction processing or real time data. However, we do not plan, nor do we have the resources, to market the product as a software platform. Instead, we are focused on creating vertical solutions to meet the needs of specific industry segments. These segments to date include manufacturing, printing and application development. We will continue to develop applications that are a quantum leap forward in solving problems that run the gamut, from automated procurement, inventory management and distribution management to order processing, integrated customer support and collaborative planning.

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

     The markets in which we operate are highly competitive. Our competitors are diverse and offer a variety of solutions targeting various segments of the industry sectors which we have developed our applications. Some competitors compete with suites of applications designed to offer out-of-the-box integration, while most offer point solutions designed specifically to target particular functions or industries. We have attempted to solve these business problems with our breakthrough Synapse architecture and industry-specific applications. In some cases, we compete with large ERP, supply chain and collaborative product management software firms. These could include large ERP software vendors, such as Oracle, PeopleSoft, SAP and others that have added or are attempting to add capabilities for supply chain planning or business-to-business collaboration to their transaction system products; companies such as I2, Adexa, Manugistics and others that compete principally in supply chain management applications; companies such as Agile, Commerce One and others that compete principally with our supplier relationship management applications; and companies such as Apriso, CamStar, Datasweep, and others that compete in the Collaborative Product Management market place.

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


Employees

     As of February 28, 2003, we had a total of 25 full-time employees and 2 part-time employees.


Government Regulation

       Sarbanes-Oxley Act of 2002

     On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. It mandated sweeping reforms and implemented a number of requirements for public companies. Among the reforms and new requirements, some of which are not yet effective as a consequence of associated implementing rules, are the following:

- Creation of the Public Company Accounting Oversight Board to oversee audits of public companies.

- Implementation of a variety of requirements designed to ensure greater auditor independence, including the prohibition of certain services that auditors had traditionally provided to clients.

- Implementation of a variety of requirements regarding audit committees, including that they be entirely independent; that they establish procedures for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and that public companies disclose whether or not at least one member of the committee is a "financial expert."

- Requirement that changes in equity ownership by directors, officers, and 10% shareholders be reported more promptly, generally by the end of the second business day following the change in ownership (subject to limited exceptions).

- Requirement that Chief Executive Officers and Chief Financial Officers certify that the financial information in each annual and quarterly report fairly presents in all material respects the financial condition and results of operations of the public company as of and for the periods presented in the report, and establish and maintain internal controls designed to ensure discovery of material information.

- Implementation of rules relating to disclosure of all material off-balance sheet transactions and obligations and regarding the presentation of pro-forma financial information in any press release or other public disclosure that is "non-GAAP."

- Requirement that public companies disclose whether or not they have adopted a code of ethics for senior executives and any waivers or changes in the code.

- Requirement that Chief Executive Officers and Chief Financial Officers disgorge incentive compensation and profits from their sales of company securities after any restatement of financial information.

- Prohibition against directors and executive officers from transacting in company equity securities received in connection with employment during any pension fund trading blackout relating to such class of equity.

- Requirement that Securities and Exchange Commission review each public companiy's periodic reports (including Forms 10-KSB, Forms 10-QSB, and Forms 8-K) at least once every three years.

- Acceleration of the time schedule during which Forms 10-KSB, Forms 10-QSB, and Forms 8-K must be filed for certain public companies and expansion of the items reportable under Form 8-K.

- Issuance of new requirements regarding the obligations of attorneys to report evidence of any material violation of securities law or breach of fiduciary duty to the public company's chief legal counsel or Chief Executive Officer and ultimately to the Board of Directors.

- Adoption of new rules regarding statutes of limitation and penalties with respect to securities law violations.

     The Sarbanes-Oxley Act is expected to have a meaningful impact on certain of the areas of our operations that are affected by the act. However, we do not believe that we will be affected by the Sarbanes-Oxley Act in ways that are materially different or more onerous than the way the act is expected to affect other public companies of similar size and nature.


Item 2.     Description of Property

     We do not own any real estate. We operate principally from our headquarters at 1601 Shop Road in Columbia, South Carolina where we currently lease approximately 7,200 square feet of office space at an annual cost of approximately $66,000. Our lease expires in January 2013.

Item 3.     Legal Proceedings

           We are not currently involved in any material legal proceedings.


Item 4.     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal year 2002.

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

     Since January 18, 2002, our common stock has been publicly traded on the over-the-counter bulletin board ("OTCBB") established by the National Association of Securities Dealers, Inc. under the trading symbol "IBSS.OB." During the seventeen-month period prior to that date, our common stock was traded on the Nasdaq National Market. We became a publicly traded company in October 1997 through our initial public offering of common stock on the Vancouver Stock Exchange ("VSE"). We voluntarily de-listed our common stock from the VSE on June 29, 1999. Prior to that date, on July 2, 1998, our common stock commenced trading in the United States on the OTCBB until our shares became listed on the Nasdaq National Market August on August 15, 2000. Trading of our shares on the Nasdaq National Market ceased on January 18, 2002 as a consequence of the publicly traded share price of our common stock no longer meeting the minimum bid price requirements for continued listing.

     The share prices set forth below indicate the high and low bid prices as reported on the OTCBB and the high and low sale prices as reported on the Nasdaq National Market for the indicated periods.


           Fiscal Year Ended                         Sales Price (Nasdaq)             Bid Price (OTCBB)

                                                     High            Low            High             Low
           December 31, 2001

           1st quarter (1/1/01 - 3/31/01)            $ 4.50         $ 2.13
           2nd quarter (4/1/01 - 6/30/01)              4.60           2.13
           3rd quarter (7/1/01 - 9/30/01)              4.32           1.76
           4th quarter (10/1/01 - 12/31/01)            2.50           1.25


           December 31, 2002

           1st quarter (1/1/02 - 3/31/02)            $ 1.80         $ 1.50         $ 1.50           $ 0.83
           2nd quarter (4/1/02 - 6/30/02)                                            0.95             0.43
           3rd quarter (7/1/02 - 9/30/02)                                            0.53             0.25
           4th quarter (10/1/02 - 12/31/02)                                          0.46             0.14


     The foregoing quotations from the OTCBB reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily reflect actual transactions.

         Shareholders of Record

     As of February 28, 2003, there were 72 shareholders of record of our common stock. The number of shareholders of record of our common stock is not representative of the total number of beneficial owners of our common stock because some of these shareholders of record hold their shares in nominee name for other beneficial owners.

         Dividends

     We have never paid any cash dividends on our common stock and our management has no plans to declare cash dividends in the foreseeable future.

         Recent Sales of Unregistered Securities

     During the three months ended December 31, 2002, we issued the securities identified below in transactions that were not registered under the Securities Act of 1933 in reliance upon the exemption from registration contained in
Section 4(2) and Rule 506 of Regulation D of that act. Those sections of the act exempt from registration any securities transactions that do not involve a general solicitation and in which the purchasers are purchasing solely for investment, provided the purchasers also possess requisite financial sophistication and, subject to some limitations, are provided with certain information regarding the company. We believe that each of the private investors involved in these transactions was given or had access to detailed financial and other information with respect to our company and possessed requisite financial sophistication.

     On October 24, 2002, we issued 1,172,048 shares of our common stock to two of our private investors in connection with their conversion of $257,851 of the outstanding obligation to them under our December 31, 2001 convertible debentures. On November 27, 2002, we issued 595,281 shares of our common stock to eight of our private investors in connection with their conversion of $107,151 of the outstanding obligation to them under our December 31, 2001 convertible debentures. For a description of these debentures, please refer to "Item 2. Changes in Securities" set forth under Part II of the company's quarterly report on Form 10-QSB filed with the Securities and Exchange Commission for the quarter ended March 31, 2002.

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

     Our first license of what was then our Synapse HR Software occurred in late June 2000, in connection with our establishment of an application service provider (ASP) transition project with WilCam Systems, LLC, a national provider of software to enable employers to comply with the requirements of the Family Medical Leave Act. Several weeks later, Fruit of the Loom, one of the nation's largest apparel manufacturers, selected Synapse for Manufacturing as its shop floor tracking system from a field of over sixty of the nation's leading competing companies and technologies. During the latter part of 2000, Berkline Corporation, a subsidiary of the national furniture conglomerate, Lifestyles Furnishings International Ltd., became our first installed application of Synapse for Manufacturing for the furniture industry.

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

     We license software under non-cancelable license agreements and provide various related services, including consulting and maintenance, and product configuration and support services. We recognize our license revenues when a non-calculable license agreement has been signed, the software product has been shipped, we see no uncertainties surrounding product acceptance, our fees are fixed or otherwise determinable, we believe collectability is probable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement.

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


                          Financial Operations Summary

 Year Ended December 31,

                                                        2002              2001              2000
                                                        ----              ----              ----
Revenues
         Services                                        $2,728,355        $1,994,653          $752,173
         Software licensing                                 506,590           153,750           850,000
         Maintenance                                         67,799           102,671           146,779
         Hardware sales                                      84,802         1,406,208           633,116
         Total revenues                                   3,387,546         3,657,282         2,382,068

Cost of revenues
         Services                                         1,023,634         1,239,215           791,703
         Software licensing                                 190,023           225,103           172,936
         Maintenance                                         87,623            96,402             6,796
         Hardware sales                                      66,280         1,091,531           527,717
         Total cost of revenues                           1,367,560         2,652,251         1,499,152
         Gross margin                                     2,019,986         1,005,031           882,916

Operating expenses
         Research and development costs                     376,660           735,540           306,721
         General and administrative                       2,512,321         4,161,730         3,310,762
         Sales and marketing                                311,402         1,707,415         1,465,410
         Restructuring and impairment charges             -                 1,841,272         -
         Bad debt expense                                    51,126           232,292         -
         Total operating expenses                         3,251,509         8,678,249         5,082,893
         Loss from operations                            (1,231,523)       (7,673,218)       (4,199,977)

Other income and (expenses)
         Loss on disposal of equipment                      (11,999)           (5,151)           (8,582)
         Other income                                       128,050                83           101,384
         Interest income                                      4,442            32,912           170,207
         Interest expense                                (1,196,384)       (3,800,341)         (117,452)
         Loss on equity investment                        -                  (657,840)         (165,920)
         Non-controlling interest in loss (gain)           (847,353)          847,353         -
         Net loss                                        (3,154,767)      (11,256,202)       (4,220,340)

Loss per share:
         Basic and diluted                                   ($0.17)           ($0.71)           ($0.31)


Balance Sheet Data at December 31,


                                                        2002              2001              2000
                                                        ----              ----              ----

         Working Capital                                   $353,227       ($1,859,844)       $1,630,238
         Property, Plant and Equipment                      399,849           564,067           573,350
         Capitalized Software Costs                         241,294           420,511           599,730
         Other Assets                                        29,679             4,154             4,128
         Total Assets                                     1,020,014         1,529,227         3,540,716
         Long Term Liabilities                            2,051,488         2,228,256         1,250,000
         Shareholders Equity (Deficiency)
         Dollar Amount                                  ($3,584,917)      ($3,071,374)       $1,759,635
         Outstanding Shares (1)                          22,230,258        17,774,694        14,244,869

(1) All share numbers in the table retroactively reflect the Company's stock split on March 5, 1997.


Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

     Our operating revenues decreased by $269,735 (approximately 7%) from $3,657,282 in 2001 to $3,387,547 in 2002. This decrease was primarily attributable to the significant decrease in 2002 in our hardware sales to Fruit of the Loom which accounted for approximately 3% and 38%, of our total revenues for 2002 and 2001, respectively. This decrease was offset partially by an increase in service revenue and an increase in license sales.

     Services. Our service revenues increased by $773,703 (approximately 37%) from $1,994,653 in 2001 to $2,728,356 in 2002. Substantially all of this increase was attributable to the increase in the service revenues associated with Fruit of the Loom.

     Software Licenses. Our revenues from the licensing of Synapse-based products increased by $506,590 (approximately 229%) from $153,750 in 2001 to $352,840 in 2002. Substantially all of this increase was due to additional licenses that were sold to Fruit of the Loom.

     Maintenance. Our revenues from software maintenance fees decreased by $34,872 (approximately 34%) from $102,671 in 2001 to $67,799 in 2002. This decrease was a consequence of the suspension of operations of WilCam Systems, LLC late in 2001.

     Hardware. Our revenues from the sales of third party hardware decreased by $1,321,406 (approximately 94%) from $1,406,208 in 2001 to $84,802 in 2002. As noted above, this decrease in hardware revenue was attributable primarily to the fact that hardware sales to our largest customer were significantly lower than in the prior year.

Cost of Revenues

     Cost of revenues decreased by $1,284,691 (approximately 48%) from $2,652,250 in 2001 to $1,367,562 in 2002. This decrease was attributable to several factors, including the decrease in the cost of hardware sales due to the reduction in 2002 of hardware sales to third parties and a decrease in the human resource costs to support our maintenance obligations associated with our license agreements. The reduction of these human resource costs was primarily attributable to the increase in efficiencies in our overall customer support operations.

     Services. Our cost of services decreased by $215,581 (approximately 17%) from $1,239,215 in 2001 to $1,023,634 in 2002. This decrease was attributable to our ongoing restructuring and cost control programs but was offset by additional human resource costs required for certain customer projects. Our gross margin for services for 2002 was approximately 62%, representing a significant increase over our 38% gross margin for services in 2001.

     Software Licenses. Our cost from the licensing of our Synapse-based products decreased by $35,080 (approximately 16%) from $225,103 in 2001 to $190,023 in 2002. Substantially all of this decrease was attributable to reduced legal expenses associated with our license negotiations. Our gross margin for software licenses for 2002 was 62%, representing an increase from our negative 46% gross margin for software licenses in 2001. This increase was attributable primarily to additional license sales increasing while the yearly amortization cost of our capitalized software remained constant.

     Maintenance. Our cost of maintenance decreased by $8,779 (approximately 9%) from $96,402 in 2001 to $87,623 in 2002. Our gross margin for maintenance for 2002 was a negative 29%, representing a decrease from our 6% gross margin for maintenance in 2001. This decrease was attributable primarily to the lower maintenance revenues as noted above with only slight reductions in costs.

     Hardware. Our cost from the sales of third party hardware decreased by $1,025,251 (approximately 94%) from $1,091,531 in 2001 to $66,280 in 2002. This decrease was associated solely with the concurrent decrease in the sales of hardware in connection with the implementations of our contracts. Our gross margin for hardware sales for 2002 was approximately 22%, remaining constant with our 22% gross margin for hardware sales in 2001.

Gross Profit and Margins

     Gross profit was $2,019,986 in 2002, representing an increase of $1,014,955 (approximately 101%) over gross profit in 2001 of $1,005,031. Our overall gross margin increased to approximately 60% in 2002, up from approximately 27% in 2001. This increase was associated with the successful execution of our comprehensive cost control program, combined with the increase of service revenues as a proportion of gross revenues and the decrease in hardware sales where we experienced lower margins.

Operating Expenses

     Research and Development. Research and development expenses decreased by $358,880 (approximately 49%) from $735,540 in 2001 to $376,660 in 2002. This decrease was primarily associated with the decrease in resources allocated in 2002 toward product development. Research and development expenses represented approximately 20% and 11% of total revenues for 2001 and 2002, respectively. We do expect research and development expenses will increase in absolute dollars in the foreseeable future as we continue our product development activities, although we anticipate that these expenses as a percentage of total revenues will not decrease.

     General and Administrative. General and administrative expenses decreased by $1,649,409 (approximately 40%) from $4,161,730 in 2001 to $2,512,321 in 2002.
Also, as a percentage of total revenues, general and administrative expenses decreased from approximately 114% in 2001 to approximately 74% in 2002. Substantially all of the decrease in general and administrative expenses was attributable to the cost control program that the company has implemented as detailed below.

     Sales and Marketing. Sales and marketing expenses decreased by $1,396,013 (approximately 82%) from $1,707,415 in 2001 to $311,402 in 2002. This decrease was primarily attributable to the reduction of our direct sales team during the last quarter of 2001, as well as a decrease in the cost of our third party public relations and investor relations resources. Sales and marketing expense as a percentage of total revenues decreased from approximately 47% in 2001 to approximately 9% in 2002. Although we expect that our sales and marketing expenses will begin to increase in absolute dollars as we implement our market share growth strategies, we anticipate that these expenses will continue to decrease as a percentage of total revenues.

     Impairment and Restructuring Charges. Impairment and restructuring charges decreased to zero in 2002 from approximately $1.842 million in 2001. These 2001 impairment charges were solely related to the December 13, 2001 spin-off by our affiliate, WilCam Systems, LLC, of certain of its material assets associated with Synapse HR into our majority-controlled subsidiary, Synamco, LLC. These assets consisted entirely of software that had been capitalized by WilCam Systems, LLC. At the time of the transfer of these assets to Synamco, we elected to write down the assets to their fair value using the guidance of Statement of Financial Accounting Standards No. 86, resulting in an aggregate impairment and restructuring charge for 2001.

     Bad Debt Expense. Bad debt expense decreased to $51,126 from $232,292 in 2001. During our spinoff of WilCam Systems, LLC, as detailed above, we elected to increase the reserve applied to the note receivable from WilCam Systems, LLC, resulting in a charge to bad debt expense of $232,292 in 2001 and an additional $50,000 in 2002.

Non-recurring and Non-cash Items.

     During 2002, we recognized an aggregate of approximately $1.66 million in non-recurring and non-cash charges associated with (a) interest expense associated with bridge notes, related warrants and debt restructuring and (b) the write off of a subsidiary's receivable charge.

     Other Income. Other income increased $127,967 from $83 in 2001 to $128,050 in 2002. This increase was due to the forfeiture, by the former CEO of the company, of a severance package. This amount had been expensed in 2001 and was forfeited in 2002 and put in other income.

     Interest expense. Interest expense decreased $2,603,957 (approximately 69%) from $3,800,341 in 2001 to $1,196,384 in 2002. Substantially all (approximately 68% and 95% in 2002 and 2001, respectively) of this expense was related to the intrinsic value approach that was applied to both the common stock purchase warrants and the conversion features of our private placements of convertible debt in 2001 and 2002, all as required by the application of Accounting Principles Board Opinion No. 14, Emerging Issues Task Force (EITF) Issue No. 98-5 and EITF Issue No. 00-27. The directive of these accounting policies is to attribute an appropriate value to the conversion feature imbedded in convertible debt where the conversion price is either below the market price of the common stock at the commitment date, or where such price may adjust during the life of the debt to a price that is below the market price of the common stock at the time of the adjustment. The entire value of the imbedded conversion feature is charged to interest expense and credited to additional paid in capital at the time of the commitment. These accounting policies also require recognition of the fair value of any warrants issued in connection with debt financing. The fair value is charged to a debt discount that is amortized to interest expense over the life of the related debt instrument, and an equal amount is credited to additional paid in capital.

     Net loss (gain) in affiliated company. Net loss (gain) in affiliated company increased to $847,353 in 2002 from a gain in 2001 of $347,353. This gain was attributable to the write off of IBSS's accounts receivable from this affiliate. This write-off created a gain on the affiliated company's books and is reflected on our consolidated statements. This line item represents the non-controlling interest gain.


2002 Cash Flow Analysis

     Net cash used in operating activities decreased by approximately $4.4 million (85%) from approximately $5.2 million during the twelve months ended December 31, 2001 to approximately $783,000 during the twelve months ended December 31, 2002. This decrease is attributable with our our cost program that the company implementedd as detailed below.

     Net cash provided by (used in) investing activities increased by approximately $594,000 (approximately 102%) from negative approximately $581,000 during the twelve months ended December 31, 2001 to positive approximately $13,000 during the twelve months ended December 31, 2002. This was comprised of decreases from 2001 to 2002 of $540,000 in payments for purchases of equity interests in affiliates and approximately $155,000 in the purchases of property and equipment. These increases were offset by an decrease from 2001 to 2002 of $50,000 in sale of investments and $50,000 in related party receivables, net.

     Net cash provided by financing activities was approximately $820,000 during the twelve months ended December 31, 2002, as compared to approximately $5.1 million during the twelve months ended December 31, 2001. The net cash provided by financing activities in 2002 resulted primarily from the completion of private placements of $839,000 in convertible debentures (down 76% from $2,836,640 in 2001), $100,000 from the completion of private placements of common stock (down 70% from $408,600 in 2001), proceeds from exercise of common stock options and warrants of $10,699 (down 99% from $1,032,371 in 2001) and $45,000 from the issuance of convertible promissory notes (down 94% from $826,000 in 2001) . All of these proceeds were offset slightly by payments on notes payable of $175,000.

Liquidity and Capital Resources

         Sources of Operating Capital.

     Prior to 1997, we financed our operations primarily through our revenues from operations, including funded research and development revenues, and occasional short-term loans from our principals, their families and other individuals and entities. Since the middle of 1997, we have financed our operations primarily through private and public offerings of common stock and convertible debt, and to a lesser extent from operating revenues and through borrowings from third parties. We raised net proceeds of approximately $1.22 million in our November 1997 initial public offering. Since that time, we have raised additional equity of approximately $12.3 million through several private placements of common stock and stock purchase warrants and the conversion of approximately $2.1 million of convertible debt into equity. During 2001, we raised an aggregate of approximately $5.1 million in additional capital, consisting of approximately $1.03 million from the exercise of common stock options and warrants, approximately $409,000 from the private placement of common stock, and approximately $3.66 million from the issuance of convertible debt. During 2002, we raised approximately $984,000 through the private placement of common stock, two-year convertible debentures, and common stock purchase warrants. Although we are seeking to raise additional funds in 2003 from the private placement of additional debt, equity or equity-linked securities, we expect that we will experience difficulty in obtaining additional financing until our operating results or overall market conditions reflect sustained improvement.

         Cost Control Program.

     During September of 2001, in connection with executive managements' restructuring of our internal operations and in response to the need to reduce costs in connection with lower than expected year-to-date revenues, we commenced a comprehensive cost control program. The implementation of that program is continuing. By the end of March 2003, our monthly cash payments necessary to fund continuing operational expenses had decreased by over 70% as compared to the monthly cash required for operations prior to the commencement of our cost control program.

     Included in our cost control program are measures that have resulted in substantial reductions in our largest cash expenditure categories of human resource and payroll-related expenses. Through March of 2003, these measures have included the reduction of over 50% in the number of our employees; the deferral of up to 65% in the compensation rates of our executive officers; reductions of up to 50% in the compensation rates for our remaining non-executive personnel; reductions of approximately 13% in the rates we pay for employee health insurance; scale-backs in our employee benefit programs; and substantial reductions in employee travel, accommodation and hiring costs. In addition, we have achieved significant cash flow relief through the discontinuance of non-essential third party consulting and service arrangements and the renegotiation of other third party contracts, including those in the areas of public relations, investor relations, financial advisory services, financial printing and industry research. During the remainder of 2003, in addition to the reductions outlined above, we intend to pursue additional reductions in operating expenses where appropriate.

     In addition to the reductions outlined above, we have substantially reduced more cost associated with rent of facilities. We leased new space to which we moved during February of 2003. The former leased space was approximately 19,500 square feet with an annual gross rent of approximately $345,000. Our new facilities are approximately 7,200 square feet with an annual gross rent of approximately $36,000 with annual payment for up-fit of $30,000. There are no increases in our gross rent during the term of which expires in 2013. There is also contiguous space of approximately 4,775 square feet of which we have an option at an annual rent of $19,100 if the need to expand should arise.

     We currently do not have any commitments or budgeted needs during the remainder of 2003 for any material capital expenditures, including purchases of furniture, fixtures or equipment. In the absence of any substantial infusion of growth capital or an unexpected increase in our expected gross margin for 2003, we do not expect our capital expenditure plans for the next twelve months to change.


         Debt and Other Payables.

     On December 31, 2001, we achieved almost complete debt service relief for 2002 and 2003 through the restructuring of substantially all of our short-term and long-term debt into convertible debentures and notes. Under the restructured debt instruments as originally in effect, approximately 80% of the entire principal balance of the restructured debt was not payable until January 1, 2004. Substantially all of the remaining 20% was payable during January of 2003. Effective December 31, 2002, the holders of substantially all of that 20% agreed to extend the January 2003 maturity date until January of 2004. In addition, the holders of the debt already scheduled to mature in January 2003 have agreed to extend the due dates for the first of two interest installments, effectively extending the due date of all repayment obligations under that portion of the debt until maturity of the debt in the first quarter of 2004.

     In the months since the issuance of the company's currently outstanding convertible debt, a portion of the principal and accrued interest on the debt has been converted by its holders into shares of our common stock. These and other holders of the convertible debt may elect to convert additional amounts of this debt into common stock prior to the maturity date in January of 2004. These debt conversions have reduced, and if continued in 2003, will continue to reduce the company's short-term debt obligations. For additional information regarding our outstanding investor debt, please refer to the matters described above under the caption "Sources of Operating Capital" and the matters described elsewhere in this report under the caption "Risk Factors That May Affect Our Financial Condition and Operating Results."

     With respect to our trade accounts payable, we have established long-term payout arrangements with respect to substantially all of our unsecured creditors. In addition, where permitted under securities laws, we have satisfied and expect to continue to satisfy certain of our unsecured obligations to third parties through restricted stock grants.

       Additional Capital.

     As noted above, during 2002, we raised approximately $939,000 through the private placement of common stock, two-year convertible debentures and common stock purchase warrants. We are seeking to raise additional funds in 2003 from the private placement of additional debt, equity or equity-linked securities. Because of several factors, including the operating, market and industry risks associated with an investment in our common stock; the inclusion of a going concern paragraph in our annual and quarterly financial reports; the fact that our common stock is no longer traded on the Nasdaq Stock Market and is currently traded on the Over-the-Counter Bulletin Board maintained by the NASD; the continued weakness in the capital markets in general and the technology sectors in particular; and the other factors described in this report under the heading "Risk Factors That May Affect Our Financial Condition and Operating Results," we believe we will experience difficulty in obtaining additional financing until our operating results or overall market conditions reflect sustained improvement.

     As a consequence of our comprehensive restructuring and cost control program described above under the caption "Cost Control Program", we have achieved substantial cash flow relief during the past twelve months. In the absence of any substantial infusion of growth capital or a significant increase in customer revenues over the amounts included in our budget for the remainder of 2003, we have not budgeted for any material increase in these monthly cash payments, and as noted above, we will continue in 2003 to pursue further reductions in our monthly cash payment obligations. We expect that the proceeds from revenues generated from our operations will be adequate to meet our projected working capital and other cash requirements for at least the next twelve months. Management intends to closely monitor the company's progress and to further reduce our expenses if our marketing and sales strategies do not result in sufficient new revenues within a reasonable period of time. Any such reduction will involve scaling back, delaying or postponing any development activities that are not essential at that time in order for the company to achieve its stated objectives. In any event, our working capital deficit may continue to grow unless we are able to sustain revenues sufficient to meet expenditure levels, or our expenditure levels are further reduced.

Critical Accounting Policies

     We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002, as included in this annual report on Form 10-KSB. We consider these accounting policies to be critical accounting policies. Certain accounting policies involve significant judgments and assumptions by us, but do not have a material impact on the carrying value of our assets and liabilities and results of operations. The judgments and assumptions we use are based on historical experience and other factors that which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and from estimates which could have an impact on our carrying values of assets and liabilities and our results of operations.

Regulatory Matters


     We are not aware of any current recommendations by regulatory authorities, which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.


Controls Evaluation

         Limitations on the Effectiveness of Controls

     The company's management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our Disclosure Controls or our Internal Controls (each, as defined below in Part III of this report under the caption "Item 14. Controls and Procedures") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

         Scope of the Controls Evaluation

     The Chief Executive Officer and Chief Financial Officer evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company, and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems, or acts of fraud, and to confirm that appropriate corrective action, including process improvements, were being undertaken. This kind of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-QSB and in our annual reports on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our company and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

     Among other matters, we sought in our Controls Evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important, both for the Controls Evaluation generally, and because Items 5 and 6 in the Section 302 Certifications of the Chief Executive Officer and Chief Financial Officer require that the Chief Executive Officer and Chief Financial Officer disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of this report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions." These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case, we considered what revision, improvement and/or correction, if any, were necessary to make in accord with our on-going procedures.

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

Risks Related to Our Company

     All of our assets are pledged as collateral under all of our investor and other debt. The Internal Revenue Service has placed a lien on all of our assets until our second quarter 2002 payroll tax obligation to them is satisfied. A default by us under our secured debt or the failure to satisfy our obligation to the Internal Revenue Service could result in a foreclosure on all of our assets and the discontinuation of our operations. Funds from any resulting liquidation of all of our assets would not be sufficient to fully repay our secured creditors. In such event, our unsecured creditors and our shareholders would receive nothing.

     At December 31, 2002, we had approximately $2.8 million in outstanding debt under convertible debentures and notes that we issued in 2001 and in 2002. This debt has a security interest in all of our assets, including our proprietary technologies. Of this amount, approximately $300,000 in principal and interest is due during the remainder of 2003, and the remainder is due during the first quarter of 2004.

     In the months since the issuance of the company's currently outstanding convertible debt, holders of a portion of this debt have converted the principal and accrued interest on all or a portion of their debt into common stock. These and other holders of the convertible debt may also indicated their desire to convert additional amounts of their debt into common stock during the current year. Although these conversions have reduced and will continue to reduce the company's principal and interest obligations, we expect that in the first quarter of 2004 we may still be faced with principle and interest obligations on the remaining convertible debt that we will not be able to satisfy from currently projected cash flows from operations. Accordingly, unless our cash flow is substantially greater than currently projected, we will need to renegotiate the amount and timing of payments on any substantial amount of this debt that is not converted into equity prior to January 2004. While we believe we will be able to restructure such debt under terms that are reasonable to the company, we can not provide any assurance that we will be able to finalize any definitive agreement with the holders of any significant portion of this debt that remains outstanding at the end of this year.

     At March 31, 2003, we owed $199,535 in federal payroll taxes and $18,632 in state payroll taxes, including interest and penalties. These taxes relate to payrolls in the second and third quarters of this year. Our tax obligations have continued to decline since August of this year through the periodic tax payments we have made and are continuing to make under arrangements with both federal and state tax authorities. We expect to have all past due state payroll tax obligations fully satisfied by the middle of next year, and we expect to have all past due federal tax obligations fully satisfied by the middle of 2004. In the meantime, the Internal Revenue Service has placed a lien on all of our assets until our second quarter payroll tax obligation (currently $105,308) to them is satisfied.

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

     Our independent accountants' report for our most recent year-end audit and the notes to our year-end 2002 audited financial statements included in this report on Form 10-KSB identify factors that, in the opinion of our independent accountants, raise substantial doubts about our ability to continue as a going concern.

Substantially all of our 2002 revenue was associated with only one customer, the loss of whom would severely jeopardize our ability to maintain our operations.

     In 2002, our largest customer accounted for more than 88% of our revenue, and our second largest customer accounted for more than 10% of our revenue. Consequently, the loss of our largest customer would have a material adverse effect on our revenue and would be likely to result in the cessation of our operations if we not otherwise able to expand our revenue base. Even if we are successful in growing the size and depth of our customer base, we have historically generated substantially all of our revenue from a limited number of customers, substantially all of which are in the manufacturing industry. We remain focused on expanding our sales and marketing efforts toward companies in other industries and other vertical markets, particularly for business-to-business integration. Nevertheless, we expect that a small number of customers in the manufacturing industry will continue to account for a substantial portion of our revenue for the foreseeable future. Any significant decline in the demand for, and market acceptance of, our software in the manufacturing industry would hurt our ability to execute our business plan in the short-term. Even if we expand our customer base, we believe that our current customers will continue to provide a substantial portion of our revenue through additional license, implementation services and maintenance fees. Moreover, if we successfully market our products in new vertical markets, we expect that customers in some of those new vertical markets are likely to have different requirements and may require us to change our product design or features, sales methods, support capabilities or pricing policies. Any failure by us to successfully address any new vertical markets will have an adverse effect on our results of operations.

We have a large accumulated deficit, we expect future losses, and we may never achieve or maintain profitability.

     Excluding the third quarter of this year, we have experienced operating losses in each of our fiscal years since January 1, 1995. As of December 31, 2002, we had an accumulated deficit of approximately $23.29 million. In addition, since 1997, we have continued to allocate a substantial proportion of our internal resources to activities associated with the development, marketing and sale of our current suite of new software products. During the last three years, we have also undertaken a complete restructuring of our sales and marketing organization and have commenced several new customer acquisition strategies. This strategy of increased emphasis on new product development and the suspension of much of our traditional sales activities while we began implementing our sales team reorganization resulted in a substantial reduction in our traditional service revenues during the affected periods. Despite our history of losses, we believe it is vital to our future success that we continue to allocate working capital toward our sales and marketing strategies, although at a lower percentage of revenue than our allocation of working capital in this area during our most recent fiscal years.

     If expenditures related to our sales and marketing activities are not accompanied or shortly followed by increased revenue, our quarterly and annual operating losses could be greater than expected until we are able to delay or reduce expenditures. While we achieved profitability during the third quarter of 2002, many factors, including the factors described in this report, may result in our incurring losses in 2003. We need to significantly increase our quarterly revenues or significantly reduce our quarterly expenses from their historical levels in order for us to sustain the profitability achieved during the third quarter of 2002.

The recent restructuring of our operations has strained our existing resources and may cause our business to suffer.

     Our ability to successfully offer products and services and implement our business plan in our rapidly evolving markets requires an effective planning and management process. During the latter part of 2001 and the first eight months of 2002, we restructured our entire executive, administrative and operating teams in order to achieve greater efficiencies in execution, better allocation of skills across departments and better project tracking. In connection with that restructuring, we have reduced by over 50% the number of our employees from a high of approximately 60 employees during 2001 to 27 at the end of 2002. We anticipate that if we are able to achieve our anticipated growth in our customer base during 2003, we will need to increase the number of our employees in some areas later this year. In the meantime, the staffing requirements necessary to support our existing business and our growth strategies have placed a significant strain on our currently reduced management systems, infrastructure and resources. If we are able to achieve our anticipated growth in our customer base, concurrently with the need to expand, train and manage our workforce, we expect that we will also be required to manage an increasing number of relationships with these new customers, various strategic alliance partners and other third parties. Failure to expand any of the foregoing areas efficiently and effectively could interfere with and possibly limit our ability to expand our business as a whole.

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

     The market for our products is intensely competitive, evolving, and subject to rapid technological change. We expect the intensity of competition to increase in the future. As a result of increased competition, we may have to reduce the prices of our products and services, and we may experience reduced gross margins and loss of market share, any one of which could significantly reduce our future revenues and operating results. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, as well as better name recognition and larger customer bases than we do. These competitors may be able to develop products comparable or superior to those offered by us, or adapt more quickly than we can to new technologies, evolving industry trends or customer requirements. They are also positioned to devote greater resources to the development, promotion and sale of their products than we are. Accordingly, we may not be able to compete effectively in our markets, and competition may intensify and harm our business and its operating results. If we are not successful in developing enhancements to existing products and new products in a timely manner, garnering customer acceptance or generating average licensing prices, our gross margins may decline and cause our business and operating results to suffer. For additional information on our competitive posture in our industry, please refer to the description set forth in this Form 10-KSB under the caption "Item 1 - Description of Business - Competition and Markets."

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

     Our future success depends on the skills, experience and performance of our senior management team, other key personnel and advisors, and their ability to operate effectively, both individually and as a group. Each of our key employees is bound by an employment agreement with the company. Although we maintain "key man" insurance in the amount of $1 million on the lives of each of George E. Mendenhall, Chairman and Chief Executive Officer, and Stuart E. Massey, Executive Vice President, recovery under such insurance may not be adequate to compensate us for the full impact resulting from the death of either of these officers. If any of our existing senior management or other key research, engineering and development or sales and marketing personnel were to leave the company, it would be difficult to replace them, and our business would be materially harmed. If we are able to achieve our anticipated sales growth, our success will also depend on our ability to recruit, retain and motivate additional highly skilled sales, marketing and engineering personnel. We believe we will face significant competition for individuals with the skills required to develop, market and support our products and services. We believe that attracting and retaining these personnel is particularly difficult for us because:

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

     The price of our common stock is subject to the volatility generally associated with Internet, middleware, software and technology stocks in general, and may also be affected by broader market trends unrelated to our or our competitors' operating performances. Our stock price and the stock prices of many other companies in the technology and emerging growth sectors have historically experienced wide fluctuations, including rapid rises and declines in stock prices that have often been unrelated to the operating performance of such companies. In this connection, we note that since 2001, a substantial downward trend, especially during the most recent year, has been experienced in the markets for stocks across substantially all market sectors, and particularly in the technology sectors in which our stock may be included by various market analysts. These downward trends and fluctuations are typically the result of the combination of general economic, political and market conditions, most recently including recessions, the threat of terrorist activities, and concerns over the accuracy of financial reporting by several large publicly traded corporations. These factors are beyond our ability to control or predict. We believe that the downward trends in the securities trading markets as a whole have had and will continue to have a comparable adverse impact on the trading market for our common stock. We can provide no assurance that these downward trends and the events giving rise to them will not continue for the foreseeable future, or that they will not materially adversely affect the market price of our common stock.

The number of our shares of common stock that are or may become eligible for sale in the near future may cause the market price for our common stock to decline significantly, even if our business is doing well.

     Trading in our common stock has historically been very limited and has made the market price of our common stock vulnerable to significant fluctuations. At December 31, 2002, we had 22,230,258 outstanding shares of common stock, with an additional 8,121,556 shares of common stock issuable upon the exercise of employee stock options and common stock purchase warrants and an additional 25,563,091 shares issuable upon conversion of debt which would total 55,914,905 shares at December 31, 2002, if all of the outstanding options and warrants and all of the outstanding debt was converted.

     Of the outstanding shares, 2,604,877 were held by members of management and may be publicly sold only pursuant to the volume and manner of sale restrictions of Rule 144 under the Securities Act of 1933. Approximately 7,464,995 of the remaining outstanding shares are restricted securities issued under federal and state exemptions from registration and may not be publicly sold. Once these restricted shares, or the shares issuable pursuant to outstanding options, warrants and convertible debt, become eligible for resale under Rule 144, or their resale is otherwise registered by us with the Securities and Commission, if the holders of these shares sell substantial amounts of their shares into the public market during a short period of time, or if those shareholders are perceived by the market as intending to sell them, our stock price may decline significantly. The issuance of these shares will also result in dilution to our shareholders, and may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we deem appropriate.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenues.

     We expect that our current cash balance and cash from expected sales of our products and services should be sufficient to meet our working capital and capital expenditure needs for at least the next six months. Nevertheless, even if we are successful in realizing our expected 2003 sales objectives, we expect that we will still require additional third party financing in the future to implement our growth strategies and achieve our long-term objectives. In light of the recent downward trends experienced by the capital markets, we cannot be certain that we will be able to obtain additional debt or equity financing on favorable terms, or at all. If we obtain additional equity financing, our shareholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness or that force us to maintain specified liquidity or other ratios, any of which could harm our business. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            Not applicable.

                                    PART III

     Information called for by Part III (Items 9, 10, 11 and 12) of this Annual Report on Form 10-KSB has been omitted as we intend to file with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2002 a definitive proxy statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such proxy statement.

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

Item 14. Controls and Procedures

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls

     Within the 90 days prior to the filing date of this report on Form 10-KSB, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission require that in this section of this report we present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

                                  INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

Dated:  March 31, 2003             By: /s/ GEORGE E. MENDENHALL
                                   -----------------------------
                                   George E. Mendenhall
                                   Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                    Title                                Date

/s/ GEORGE E. MENDENHALL                    Chairman, Chief Executive Officer           March 31, 2003
------------------------                    and Director
George E. Mendenhall

/s/ STUART E. MASSEY                        Executive Vice President                    March 31, 2003
--------------------                        and Director
Stuart E. Massey

/s/ WILLIAM S. McMASTER                     Chief Financial Officer and                 March 31, 2003
-----------------------                     General Counsel (principal
William S. McMaster                         financial and accounting officer)


/s/ C. JOSEPH BERGER, JR.                   Director                                    March 31, 2003
-------------------------
C. Joseph Berger, Jr.

                                            Director                                    March 31, 2003
---------------
Dollie Cole

/s/ RICHARD D. PULFORD                      Director                                    March 31, 2003
----------------------
Richard D. Pulford

                            SECTION 302 CERTIFICATION

I, George E. Mendenhall, certify that:


1. I have reviewed this annual report on Form 10-KSB of Integrated Business Systems and Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003                      /s/ GEORGE E. MENDENHALL
                                           ------------------------
                                           George E. Mendenhall
                                           Chief Executive Officer

                            SECTION 302 CERTIFICATION

I, William S. McMaster, certify that:


1. I have reviewed this annual report on Form 10-KSB of Integrated Business Systems and Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                             /s/ WILLIAM S. MCMASTER
                                                 -----------------------
                                                 William S. McMaster
                                                 Chief Financial Officer

                 Integrated Business Systems and Services, Inc.

                   Index to Consolidated Financial Statements



                                                                           Pages

Report of Independent Accountants............................................F-2

Consolidated Financial Statements:
    Balance Sheets...........................................................F-3
    Statements of Operations.................................................F-4
    Statements of Changes in Shareholders' Equity (Deficiency) ..............F-5
    Statements of Cash Flows.................................................F-6
    Notes to Financial Statements................................... F-7 to F-30

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                    --------



To the Board of Directors
Integrated Business Systems and Services, Inc.
Columbia, South Carolina

We have audited the accompanying consolidated balance sheets of Integrated Business Systems and Services, Inc. and its subsidiary (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a current year net loss, an accumulated deficit, and a working capital deficiency. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Columbia, South Carolina
March 24, 2003



                 Integrated Business Systems and Services, Inc.
                                 Balance Sheets
                                  December 31,

                                                                                  2002                 2001
                                                                             ----------------    ------------------
Assets
Current assets:
   Cash and cash equivalents                                                 $      55,874       $       6,100
   Accounts receivable, trade, net of allowance of $0 and
     $8,399 in 2002 and 2001, respectively                                         202,970             347,969
   Accounts receivable, other                                                           --               9,000
   Related party notes receivable, net of allowance for loan losses of
     $207,200 in 2001                                                                   --              50,000
   Interest receivable                                                              26,539              24,635
   Unbilled revenue                                                                     --              38,856
   Other prepaid expenses                                                           63,809              35,941
                                                                             ----------------    ------------------

Total current assets                                                               349,192             512,501
Capitalized software costs, net                                                    241,294             420,511
Property and equipment, net                                                        399,849             564,067
Related party receivable                                                            18,200              27,994
Other assets                                                                        11,479               4,154
                                                                             ----------------    ------------------

Total assets                                                                 $   1,020,014       $   1,529,227
                                                                             ================    ==================

Liabilities and Shareholders' Equity (Deficiency)
Current liabilities:
    Notes payable, net of discount                                           $     696,000       $     696,227
    Current portion of long-term debt                                              150,000                  --
    Accounts payable                                                               190,423             405,145
    Accrued liabilities:
      Accrued compensation and benefits                                            519,576             521,305
      Accrued payroll taxes                                                        241,726             322,772
      Accrued professional fees                                                    170,920             254,420
      Accrued interest                                                             377,857              35,050
      Accrued rent                                                                 100,223                  --
      Other                                                                         33,391              44,049
    Deferred revenue                                                                73,327              93,377
                                                                             ----------------    ------------------

Total current liabilities                                                        2,553,443           2,372,345
Long-term debt, net of discount                                                  2,051,488           2,145,037
Long-term accrued compensation and benefits                                             --              83,219
                                                                             ----------------    ------------------
                                                                             ----------------    ------------------
Total liabilities                                                                4,604,931           4,600,601
                                                                             ----------------    ------------------

Commitments and contingencies

Shareholders' equity (deficiency):
   Preferred stock, undesignated par value, 10,000,000 shares
      authorized, issued none                                                           --                  --
   Common shares, voting, no par value, 100,000,000 shares authorized,
      22,230,258 and 17,774,694 shares outstanding at December 31, 2002 and
      2001, respectively                                                        19,877,678          18,041,226
   Notes receivable officers/directors                                            (131,080)           (131,080)
   Unearned compensation                                                           (42,581)                 --
   Accumulated deficit                                                         (23,288,934)        (20,134,167)
   Non-controlling interest in net assets                                               --            (847,353)
                                                                             ----------------    ------------------
Total shareholders' equity (deficiency)                                         (3,584,917)         (3,071,374)
                                                                             ----------------    ------------------

Total liabilities and shareholders' equity (deficiency)                      $   1,020,014       $   1,529,227
                                                                             ================    ==================

The accompanying notes are an integral part of these financial statements.




                 Integrated Business Systems and Services, Inc.
                            Statements of Operations
                        for the years ended December 31,


                                                           2002                2001                 2000
                                                     -----------------    ----------------     ----------------

Revenues
  Services                                           $     2,728,355         $  1,994,653           $  752,173
  Hardware sales                                              84,802            1,406,208              633,116
  Software licensing                                         506,590              153,750              850,000
  Maintenance                                                 67,799              102,671              146,779
                                                     -----------------    ----------------     ----------------

Total revenues                                             3,387,546            3,657,282            2,382,068
                                                     -----------------    ----------------     ----------------

Cost of revenues
  Services                                                 1,023,634            1,239,215              654,502
  Maintenance                                                 87,623               96,402              143,997
  Software licensing                                         190,023              225,103              172,936
  Hardware                                                    66,280            1,091,531              527,717
                                                     -----------------    ----------------     ----------------
                                                           1,367,560            2,652,251            1,499,152
                                                     -----------------    ----------------     ----------------
                                                     -----------------    ----------------     ----------------

Gross margin                                               2,019,986            1,005,031              882,916
                                                     -----------------    ----------------     ----------------

Operating expenses
  General and administrative                               2,512,321            4,161,730            3,310,762
  Sales and marketing                                        311,402            1,707,415            1,465,410
  Research and development costs                             376,660              735,540              306,721
  Restructuring and impairment charges                            --            1,841,272                   --
  Bad debt expense                                            51,126              232,292                   --
                                                     -----------------    ----------------     ----------------

         Total operating expenses                          3,251,509            8,678,249            5,082,893
                                                     -----------------    ----------------     ----------------

         Loss from operations                             (1,231,523)          (7,673,218)          (4,199,977)

Loss on disposal of equipment                                (11,999)              (5,151)              (8,582)
Other income                                                 128,050                   83              101,384
Interest income                                                4,442               32,912              170,207
Interest expense                                          (1,196,384)          (3,800,341)            (117,452)
Loss on equity investment                                         --             (657,840)            (165,920)
Non-controlling interest                                    (847,353)             847,353                   --
                                                     -----------------    ----------------     ----------------
         Net loss                                    $    (3,154,767)       $ (11,256,202)      $   (4,220,340)
                                                     =================    ================     ================

Loss per share:
         Net loss
           Basic and diluted                         $        (0.17)          $     (0.71)      $        (0.31)

                                                     =================    ================     ================

                      The accompanying notes are an integral part of these financial statements.



                 Integrated Business Systems and Services, Inc.
           Statements of Changes in Shareholders' Equity (Deficiency)
                   for the three years ended December 31, 2002





                                  Number of        Common         Notes                          Accumulated          Total
                                   Common          Shares      Receivable                        Deficit and      Shareholders'
                                   Shares         Carrying      Officers/        Unearned          Minority          Equity
                                 Outstanding       Value        Directors      Compensation        Interest       (Deficiency)
                                --------------  -------------  ------------  ----------------- ----------------- ----------------

Balance, December 31, 1999        10,537,635    $  4,142,098   $  (190,800)  $          --     $   (4,657,625)   $     (706,327)
Sale of common shares              1,700,000        4,899,190           --              --                 --         4,899,190
Subordinated debt converted
   to common shares                  163,934          180,000           --              --                 --           180,000
Exercise of options                  256,300          168,574           --              --                 --           168,574
Exercise of warrants               1,587,000        1,438,538           --              --                 --         1,438,538
Net loss                                  --               --           --              --         (4,220,340)       (4,220,340)
                                --------------  -------------  ------------  ----------------- ----------------- ----------------
                                                                             -----------------

Balance, December 31, 2000        14,244,869      10,828,400      (190,800)             --         (8,877,965)        1,759,635

Sale of common shares              1,020,000          408,600           --              --                 --           408,600
Subordinated debt converted to
    common shares                  1,320,000        1,650,000           --              --                 --         1,650,000
Payment of notes receivable
    officers/directors                    --               --       59,720              --                 --            59,720
Issuance of warrants                      --        1,979,131           --              --                 --         1,979,131
Long-term debt beneficial
    conversion                            --        2,142,724           --              --                 --         2,142,724
Exercise of options                   21,700           22,908           --              --                 --            22,908
Exercise of warrants               1,168,125        1,009,463           --              --                 --         1,009,463
Net loss                                  --               --           --              --        (11,256,202)      (11,256,202)
Non-controlling interest in
    net assets                            --               --           --              --           (847,353)         (847,353)
                                --------------  -------------  ------------  ----------------- ----------------- ----------------

Balance, December 31, 2001        17,774,694      18,041,226      (131,080)             --        (20,981,520)       (3,071,374)

Sale of common shares                523,985          142,000           --              --                 --           142,000
Subordinated debt converted to
    common shares                  3,821,010          767,851           --              --                 --           767,851
Accounts payable converted to
    common shares                     38,117           62,845           --              --                 --            62,845
Accounts payable converted to
    warrants                              --           30,000           --              --                 --            30,000
Issuance of warrants                      --          472,112           --              --                 --           472,112
Deferred stock compensation               --          122,869           --         (42,581)                --            80,288
Long-term debt beneficial
    conversion                            --          228,076           --              --                 --           228,076
Exercise of options                   72,452           10,699           --              --                 --            10,699
Net loss                                  --               --           --              --         (3,154,767)       (3,154,767)
Non-controlling interest in
    net assets                            --               --           --              --            847,353           847,353
                                --------------  -------------  ------------  ----------------- ----------------- ----------------
Balance, December 31, 2002        22,230,258    $ 19,877,678   $  (131,080)  $     (42,581)    $  (23,288,934)   $   (3,584,917)
                                ==============  =============  ============  ================= ================= ================


The accompanying notes are an integral part of these financial statements.




                 Integrated Business Systems and Services, Inc.
                            Statements of Cash Flows
                        for the years ended December 31,

                                                             2002                 2001                2000
                                                       -----------------    -----------------    ----------------
Operating activities
Net loss                                               $     (3,154,767)      $  (11,256,202)    $    (4,220,340)

Adjustments to reconcile net loss to cash used in operating activities:
  Depreciation                                                 148,879              154,312               93,342
  Provision for losses on notes and accounts
     receivable                                                 41,601              215,599                   --
  Amortization of software costs                               179,217              179,219              168,271
  Loss on disposal of equipment                                 11,999                5,151                8,582
  Loss on equity investments                                        --              657,840              165,920
  Non-controlling interest in net loss                         847,353             (847,353)                  --
  Non-cash interest expense                                    815,263            3,525,606                   --
  Non-cash restructuring and impairment charges                     --            1,841,272                   --
  Deferred compensation                                         80,288                   --                   --
  Issuance of warrants and stock for professional
     services                                                   72,000              174,873                   --
  Exercise of options in exchange of accounts
     receivable                                                     --                   --             (283,760)
  Write off of accounts payable                                     --                   --              (90,285)
Changes in operating assets and liabilities:
  Accounts receivable                                          162,398           (1,191,310)            (923,692)
  Unbilled revenue                                              38,856              (38,856)              28,885
  Interest receivable                                           (1,904)                 627              (25,262)
  Prepaid expenses and other assets                            (35,193)              28,868              (15,744)
  Accounts payable                                            (151,877)             159,728              206,479
  Accrued expenses                                             182,878            1,128,271             (239,358)
  Deferred revenue                                             (20,050)              45,227              (40,123)
                                                       -----------------    -----------------    ----------------
Cash used in operating activities                             (783,059)          (5,217,128)          (5,167,085)
                                                       -----------------    -----------------    ----------------

Investing activities
Payment for purchases of equity interests in
   affiliates                                                       --             (540,000)                  --
Sale (purchase) of investments                                      --               50,000              (50,000)
Purchases of property and equipment                               (560)            (155,883)            (519,620)
Proceeds from sale of property and equipment                     3,900                5,703                   --
Related party receivables, net                                   9,794               58,905             (122,725)
                                                       -----------------    -----------------    ----------------
Cash provided by (used in) investing activities                 13,134             (581,275)            (692,345)
                                                       -----------------    -----------------    ----------------

Financing activities
Payments on notes payable, net                                (175,000)                  --              (28,976)
Proceeds from issuance of convertible debt                     839,000            2,836,640                   --
Sale of common shares                                          100,000              408,600            4,872,069
Proceeds from exercise of common stock options and
  warrants                                                      10,699            1,032,371            1,634,233
Proceeds from issuance of convertible promissory
  notes                                                         45,000              826,000                   --
                                                       -----------------    -----------------    ----------------
Cash provided by financing activities                          819,699            5,103,611            6,477,326
                                                       -----------------    -----------------    ----------------

Net increase (decrease) in cash                                 49,774             (694,792)             617,896
Cash and cash equivalents at beginning of period                 6,100              700,892               82,996
                                                       -----------------    -----------------    ----------------
Cash and cash equivalents at end of period             $        55,874      $         6,100      $       700,892
                                                       =================    =================    ================

                        The accompanying notes are an integral part of these financial statements.

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements

Note 1.  Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, Integrated Business Systems and Services, Inc. ("IBSS") has a working capital deficiency and an accumulated deficit, including minority interests, of approximately $2,204,000 and $23,289,000, respectively at December 31, 2002. Ultimately, IBSS' viability as a going concern is dependent upon its ability to generate positive cash flows from operations, maintain adequate working capital and obtain satisfactory long-term financing. However, there can be no assurances that IBSS will be successful in the above endeavors.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should IBSS be unable to continue as a going concern. IBSS' plans include the following, although it is not possible to predict the ultimate outcome of IBSS' efforts.

Cost and Expense Reductions. IBSS has continued the comprehensive internal restructuring and cost reduction program implemented during the third quarter of 2001. The implementation of that program is now substantially complete and has resulted in a reduction of almost 70% in IBSS' monthly gross cash requirements. Included in the program were measures that resulted in substantial reductions in IBSS' largest expense categories of human resource and payroll-related expenses. These measures included reductions in non-essential staff, deferrals of executive compensation, reductions in overall staff compensation rates, scale-backs in certain employee benefit programs, reductions in rates paid for health insurance and reductions in employee travel, accommodation and hiring costs. In addition, IBSS has achieved significant cash flow relief through the discontinuance of non-essential third party consulting and service arrangements and the renegotiation of other third party contracts, including those in the areas of public relations, investor relations, financial advisory services, financial printing and industry research. During the first quarter of 2003, in addition to the reductions outlined above, IBSS was able reduce by approximately 80% the costs associated with its operating facilities, including reductions in its lease obligations and its expenditures for furniture, fixtures and equipment. In the absence of any substantial infusion of growth capital during the year, IBSS has no plans during 2003 for any significant capital expenditures or any material increases in its monthly cash requirements.

Investor Debt and Other Payables. On December 31, 2001, IBSS achieved almost complete debt service relief for 2002 and 2003 through the restructuring of substantially all of its short-term and long-term investor debt. Under the restructured debt instruments, approximately 90% of the principal balance is not payable until the first quarter of 2004. The first interest payment is not due until January 2003, and the second interest payment is not due until maturity in 2004.

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements


Note 1.  Going Concern (continued):

In the months since the issuance of IBSS' currently outstanding convertible debt, holders of a portion of this debt have converted the principal and accrued interest on all or a portion of their debt into common stock.
Holders of the convertible debt have also indicated their desire to convert additional amounts of their debt into common stock during the first quarter of 2003. Although these conversions have reduced and will continue to reduce IBSS' principal and interest obligations, in the first quarter of 2003, IBSS will be faced with principal and interest obligations on the remaining convertible debt that it will not be able to satisfy from currently projected cash flows from operations. Accordingly, IBSS is in the process of renegotiating with the holders of this debt the amount and timing of payments to be made on such remaining debt. (See Note 1s)

IBSS has also established long-term payout arrangements with respect to substantially all of its unsecured trade accounts payable. In addition, where permitted under securities laws, IBSS has satisfied certain third party obligations through restricted stock grants.

Additional Capital. Since December 31, 2001, IBSS has raised approximately $984,000 in additional investor funding through the issuance of common stock, two-year convertible debentures and common stock purchase warrants. IBSS is seeking to raise additional capital during 2003 through the private placement of convertible debt or equity securities. Because of several factors, including the operating, market and industry risks associated with an investment in its common stock, the fact that IBSS' common stock is no longer traded on the Nasdaq Stock Market and is currently traded on the Over-the-Counter Bulletin Board maintained by the NASD, and the continued weakness in the capital markets in general and the technology sectors in particular, IBSS may experience difficulty in raising additional financing until its operating results or overall market conditions reflect sustained improvement.

Note 2.  Summary of Significant Accounting Policies:

All financial information presented in these financial statements is expressed in U.S. dollars, except as otherwise noted. The Canadian exchange rates to one U.S. dollar at December 31, 2002 and 2001 were $1.5769 and $1.5911, respectively.

IBSS is in the business of providing computer technology products and services to industrial manufacturers and on-line transaction processing businesses primarily in the United States. IBSS' principal business areas are: (1) installing, licensing and servicing systems developed by IBSS that help manage the shop floor transactions of manufacturing facilities (the "Synapse for Manufacturing System") using IBSS' software Synapse, which manages on-line computer transactions; (2) providing systems integration services to manufacturing companies; and (3) developing and marketing Synapse for Printing (for the printing industry's publishing and distribution processes).

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements


IBSS' primary efforts are now directed to the development of a market for its Synapse for Manufacturing, Synapse for Printing and Synapse HR software and integration services.

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements

Note 2.  Summary of Significant Accounting Policies (continued):

Basis of Consolidation - In 2002 and 2001, the consolidated financial statements include the accounts of IBSS and its majority-owned subsidiary (Synamco, L.L.C.) (collectively "IBSS"). At December 31, 2000, IBSS did not have any consolidated affiliates.

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

Goodwill and Other Intangible Assets - In accordance with the provisions of SFAS No. 142, IBSS tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis (or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value.).

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

Persuasive evidence of an arrangement exists. It is IBSS' customary practice to have a written contract, which is signed by both the customer and IBSS or, in situations where a contract is not required; a customer purchase order has been received.

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements

Note 2.  Summary of Significant Accounting Policies (continued):

Revenue Recognition (continued) - Delivery has occurred. IBSS' software may be either physically or electronically delivered to the customer. Delivery is deemed to have occurred upon the delivery of the electronic code or the shipment of the physical product based on standard contractual committed shipping terms, whereby risk of loss passes to the customer when the shipment is picked up by the carrier. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered as described above.

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

Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. IBSS typically sells to customers with high credit ratings and solid payment practices. New customers are subjected to a credit review process in which IBSS evaluates the customers' financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon the credit review process, revenue is recognized as cash payments are received.

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

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements


Note 2.  Summary of Significant Accounting Policies (continued):

Impairment of Long-Lived Assets - In 2002, IBSS adopted Statement of Financial Accounting Standards ("SFAS") No. 144. SFAS No. 144 replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. On determining that assets have been impaired or are to be disposed of, including discontinued operations, IBSS measures the lower of the carrying value of fair value less costs to sell, whether reported in continuing operations or discontinued operations. IBSS reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used other than goodwill is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value of the assets. The recoverability of goodwill is assessed whenever the facts and circumstances suggest that the asset may be impaired and that the write-down is material. IBSS assesses the recoverability of goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future cash flows.

Software Development Costs - Under the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," issued by the Financial Accounting Standards Board ("FASB"), certain costs incurred in the internal development of computer software, which is to be licensed to customers, are capitalized. Amortization of capitalized software costs is provided upon commercial release of the products at the greater of the amount using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product including the period being reported on. IBSS generally amortizes capitalized software costs on a straight-line basis over five years.

Costs that are capitalized as part of internally developed software primarily include direct and indirect costs associated with payroll, computer time and allocable depreciation and other direct allocable costs, among others. All costs incurred prior to the establishment of technological feasibility, which IBSS defines as the earlier to occur of (1) establishment of a detail program design or (2) the development of a working model, have been expensed as research and development costs during the periods in which they were incurred. Once technological feasibility has been achieved, costs of producing the product master are capitalized. Capitalization stops when the product is available for general release. The amount by which unamortized software costs exceed the estimated net realizable value, if any, is charged to income in the period it is determined. IBSS evaluates the net realizable value of capitalized computer software costs and intangible assets on an ongoing basis relying on a number of factors, including operating results, business plans, budgets and economic projections.


                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements


Because IBSS believes its current process for developing software is essentially completed concurrently with the establishment of a working model, no costs have been capitalized during 2002 or 2001.

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements


Note 2.  Summary of Significant Accounting Policies (continued):

Stock-Based Compensation - IBSS applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation plans and applies the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148").

IBSS recognizes stock-based compensation expense for stock options granted to employees and non-employee directors if the quoted market price of the stock at the date of the grant or award exceeds the price, if any, to be paid by an employee for the exercise of the stock.

In 2002, IBSS recalculated the fair values of options granted during 2001 and 2000, utilizing estimates more in alignment with its experiences, and changed its method of accounting for forfeitures from estimation to actual. These changes have been reflected in the disclosures below. Had compensation cost for options granted under IBSS' stock-based compensation plans and purchased under the employee stock purchase plan been determined based on the fair value at the grant dates consistent with SFAS 123, IBSS' net income and earnings per share would have changed to the pro forma amounts listed below:

                                                         2002                  2001                   2000
                                                  -------------------   -------------------    -------------------
Net loss:
As reported                                       $     (3,154,767)     $    (11,256,202)      $     (4,220,340)
Add:  stock-based compensation expense
    included in reported net loss                           80,288                     -                      -
Deduct: stock-based compensation expense
    determined under the fair value based
    method for all awards                                 (750,043)             (749,615)            (3,015,834)
                                                  -------------------   -------------------    -------------------
Pro forma net loss                                $     (3,824,522)     $    (12,005,817)      $     (7,236,174)
                                                  ===================   ===================    ===================

Net loss per common share:
    As reported:
      Basic and diluted                           $             (0.17)  $             (0.71)   $             (0.31)
                                                  ===================   ===================    ===================
    Pro forma:
      Basic and diluted                           $             (0.20)  $             (0.76)   $             (0.54)
                                                  ===================   ===================    ===================

See Note 11 for more information regarding IBSS' stock compensation plans and the assumptions used to prepare the pro forma information presented above.

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

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements


Note 2.  Summary of Significant Accounting Policies (continued):

Equity Instruments - IBSS issues various types of debt and equity instruments in its efforts to meet the capital needs of the company.

IBSS follows APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14") in its accounting for issuances of convertible debt with detachable stock purchase warrants. In accordance with APB 14, IBSS allocates the portion of proceeds of debt securities issued with detachable stock purchase warrants, which is allocable to warrants as paid-in capital, included as a component of its no par value common stock. IBSS determines the fair value of stock purchase warrants using Black-Scholes valuation techniques.

From time to time, IBSS issues convertible securities with beneficial conversion features, whereby the conversion feature is "in the money" and therefore there is a presumption that the debt will be converted prior to, or at, maturity. In accordance with FASB Emerging Issues Task Force ("EITF") 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", IBSS allocates a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in-capital, included as a component of its no par value common stock. IBSS recognizes the proceeds allocated to the beneficial conversion feature as interest expense through the date of earliest conversion. IBSS limits the discount assigned to the beneficial conversion feature to the amount of proceeds allocated to the convertible instrument. During the year ended December 31, 2002 and 2001, interest expense attributable to the beneficial conversion feature was reduced by approximately $615,000 and $600,000, respectively, due to the limits imposed upon IBSS by EITF 98-5.

In accordance with EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments" IBSS allocates the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange on a relative fair value basis.

During the year ended December 31, 2001, IBSS granted fully exercisable warrants for services rendered. The fair market value of the warrants was calculated on the measurement date using the Black-Scholes pricing model and is generally amortized ratably over the term of the respective agreement or service period, whichever is shorter.

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

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements


Note 2.  Summary of Significant Accounting Policies (continued):

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

Major Customers - IBSS derives a substantial portion of its gross revenues from sales to two major customers in 2002 and 2001, and sales to three major customers in 2000. For the years ended December 31, 2002, 2001 and 2000 sales to these customers totaled approximately $3,345,000, $3,526,000, and $2,006,000, respectively. Accounts receivable due from these customers were approximately $183,000 and $346,000 at December 31, 2002 and 2001, respectively.

Foreign Currency Transactions - Transaction gains and losses are included in the results of operations in the period in which they occur. Assets and liabilities are translated utilizing year-end exchange rates. IBSS did not have any transaction losses for the three years ended December 31, 2002.

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

Financial Instruments - The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of IBSS' notes payable and long-term debt at December 31, 2002 and 2001 approximate fair value as they bear interest at market rates.

Non-Controlling Interest in Net Assets - IBSS records the minority interest portion of its majority-owned operations, which are applicable to the minority interest partners, as a component of equity and in its statements of operations.

New Accounting Standards - In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." FAS No. 143 requires IBSS to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. IBSS also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. IBSS

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements

was required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS
No. 143 is not expected to have a material effect on IBSS' financial statements.

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements


Note 2.  Summary of Significant Accounting Policies (continued):

New Accounting Standards (continued) - In April 2002, the FASB issued SFAS No. 145, "Rescission of Financial Accounting standards Board Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 recognizes that the use of debt extinguishment can be a part of the risk management strategy of a company and hence, the classification of all early extinguishment of debt as an extraordinary item may no longer be appropriate. In addition, the Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required account for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Provisions of this Statement, as they relate to Statement No. 13, are to be effective for transactions occurring after May 15, 2002. Provisions, which relate to Statement No. 4, are effective for fiscal years beginning after May 15, 2002. IBSS adopted SFAS No. 145 on January 1, 2003 and it is not expected to materially impact IBSS' financial statements.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses the accounting for costs associated with disposal activities covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and with exit (restructuring) activities previously covered by Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This Statement nullifies EITF Issue No. 94-3 in its entirety and requires that a liability for all costs be recognized when the liability is incurred. Generally, the ability to accrue for the cost of a workforce reduction plan at the communication date will be limited. The cost of the plan will be recognized over the future service period of the employees. The Statement will be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on IBSS' financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements

Note 2.  Summary of Significant Accounting Policies (continued):

New Accounting Standards (continued) - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure and amendment of FASB Statement No. 123." This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. Effective January 1, 2003, IBSS adopted the disclosure requirements of SFAS No. 148 regarding disclosure requirements for financial statements for interim periods. IBSS has not yet determined whether it will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on IBSS' financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that IBSS will consolidate or disclosure information about variable interest entities when the Interpretation becomes effective.

Reclassifications - Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

Note 3.  Acquisitions:

In June 2000, IBSS established the corporate charter of ASP*N, LLC ("ASP*N"), as a 25% joint venture with a financial services company. ASP*N's primary purpose was to develop and implement technological strategies for application service providers.

During 2000, IBSS invoiced ASP*N approximately $500,000 for professional and technology services provided to Wilcam Systems, LLC ("Wilcam") through ASP*N. On December 29, 2000, IBSS exercised its option for an additional 25% interest in ASP*N's membership interests in exchange for the receivable balance of approximately $500,000 due from ASP*N, which management believes is recorded in accordance with EITF 00-8, "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services." After IBSS' eliminations, the sale of services resulted in a net services revenue recognition of approximately $284,000. Expenses associated with these services were general and administrative expenses and are accordingly reflected as such in these financial statements. At December 31, 2000, IBSS owned a 43.02% interest in ASP*N, after certain dilutive effects occurring as a result of third party investments in ASP*N.

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements


Note 3.  Acquisitions (continued):

On November 10, 2000, ASP*N contributed professional and technology consulting services to Wilcam for a 50% equity interest in Wilcam's Class B membership interests and purchased an additional 4% of Wilcam's Class C non-voting membership interests for $600,000. On December 29, 2000, ASP*N exercised its option for 3.5% of Wilcam's Class D membership interests. The November 10 and December 29, 2000 purchases of Class C and Class D non-voting membership interests diluted the Class B membership interests by 3.75%. At December 31, 2000, ASP*N's resulting ownership percentages in Wilcam were 46.25% Class B, 4.0 % Class C and 3.5% Class D membership interests.

During 2000, IBSS loaned $305,000 to Wilcam for operational purposes. The note bears interest at the prime rate plus 1% and is due on demand. In addition, IBSS invoiced Wilcam approximately $165,000 for maintenance and consulting services. On January 17, 2001, IBSS converted approximately $180,000 of the Wilcam loan to a 1.2% equity interest in Wilcam's Class D membership interests.

On March 22, 2001, IBSS purchased an additional 2.4% investment in Wilcam's Class D non-voting membership interests for $360,000.

On October 1, 2001, IBSS assigned 12.05% of its investment in ASP*N to a 3rd party, resulting in a residual interest in ASP*N of 30.97%, and a cost basis of $500,000. In December 2001, Synamco, LLC was formed to continue development of Synapse-HR, a web-based federal Family Medical Leave Act, attendance and benefits management software. On December 13, 2001, IBSS exchanged its residual interest in ASP*N of 30.97% for 50.38% and 3.6% voting and non-voting membership interest, respectively of Synamco, LLC membership interest. In accordance with EITF 98-7 "Accounting for Exchanges of Similar Equity Method Investments," IBSS recorded the exchange transaction at the fair value of the net assets received by IBSS.

As of December 13, 2001, Synamco, LLC had software capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" of approximately $860,000, goodwill of approximately $982,000, and liabilities of approximately $1,842,000. The capitalized software was comprised principally of a Synapse license purchased from IBSS by Wilcam for approximately $500,000, and a portion of professional services purchased from IBSS by Wilcam for approximately $1,787,000.

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

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements

Note 3.  Acquisitions (continued):

Summarized financial information for the equity affiliate at December 31, 2000:


Accounts receivable                                                      $       51,548
Note receivable                                                                  85,000
Investment in affiliate, at equity                                              506,770
                                                                         ------------------
Total assets                                                             $      643,318
                                                                         ==================

Current liabilities                                                      $       51,448
Note payable
                                                                                 93,691
Total capital                                                                   498,179
                                                                         ------------------
Total liabilities and capital                                            $      643,318
                                                                         ==================

Net sales                                                                $           --
                                                                         ==================
Net loss                                                                 $     (599,921)
                                                                         ==================

During the fourth quarter of 2002, due to inactivity in Synamco, L.L.C., and no plans to expend significant efforts for the sales of Synapse-HR, IBSS forgave the receivable owed it for Synamco, L.L.C. in the approximate amount of $1,860,000, which had previously eliminated in consolidation. The effects of the forgiveness of the obligation eliminated the minority interest position in these financial statements.

Note 4.  Capitalized Software Costs:

Capitalized software costs consist of the following at December 31:

                                                                                2002                   2001
                                                                         -------------------    -------------------

Internally developed software                                              $    998,105           $    998,105
Less accumulated amortization                                                  (756,811)              (577,594)
                                                                         -------------------    -------------------

Capitalized software costs, net                                            $    241,294           $    420,511
                                                                         ===================    ===================

IBSS has determined that no write-down of capitalized software costs for impairment is necessary for the reporting periods included in these financial statements.

Note 5.  Property and Equipment:

Property and equipment consists of the following at December 31:

                                                                                 2002                   2001
                                                                          -------------------    -------------------

Computer equipment                                                          $    300,989           $    353,733
Furniture and fixtures                                                           145,399                178,086
Marketing equipment                                                              107,514                107,514
Office and other equipment                                                        95,582                 95,878
Computer software                                                                 76,800                 78,986
Leasehold improvements                                                            39,071                 52,516
                                                                          -------------------    -------------------
                                                                                 765,355                866,713
Less accumulated depreciation                                                   (365,506)              (302,646)
                                                                          -------------------    -------------------

Property and equipment, net                                                 $    399,849           $    564,067
                                                                          ===================    ===================


Note 6.  Convertible Notes Payable:

                                                                                 2002                   2001
                                                                          -------------------    -------------------
Notes payable to a third party bearing interest at 10%, principal and interest due January 1, 2003. Principal and interest are convertible into common shares at $0.90 per share.
                                                                          $      621,000         $      576,000
Notes payable to a third party bearing interest at 10%, principal and interest due on demand. Principal and interest are convertible into common shares at
  $1.00 per share.
                                                                                  75,000                250,000
                                                                          -------------------    -------------------
                                                                                 696,000                826,000
Less discount                                                                         --               (129,773)
                                                                          -------------------    -------------------
                                                                          $      696,000         $      696,227
                                                                          ===================    ===================

As part of the notes payable financing, IBSS issued the debt holders 423,000 detachable warrants with 3-year terms, which entitle the holder to purchase one common share for each warrant. The warrants are exercisable at prices ranging from $1.00 to $3.30 per share.

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements


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

On December 31, 2001, IBSS issued $2,286,640 principal amount of convertible notes, including a $1,013,000 refinance of the March 2, 2001 debt issue, due in full on January 1, 2004 or at the point proceeds greater than $1 million are received from investor funding. The December 31, 2001 debt issue refinanced various cash advances received by IBSS during 2001, totaling $1,273,640. Interest on the notes is payable in arrears on January 1, 2003 and January 1, 2004. Interest accrues at a graduating scale beginning at 9% for the first 90 days and increases by 1% each 90-day period thereafter. If all principal and interest amounts due are paid by January 1, 2003, and there are no events of default, interest remains at 9%. The notes are convertible in whole or part at any time at the option of the holder at $1.00 per share or 50% of the average closing for the 30 days prior to conversion. IBSS issued 1,822,519 warrants at an exercise price of $1.60 in consideration for these convertible notes. During 2002, approximately $568,000 of the notes were converted into shares of common stock.

During 2002, IBSS issued $839,000 principal amount of convertible debt due in full on January 1, 2004 or at the point proceeds greater than $1 million are received from investor funding. The terms of the notes issued in 2002 are the same as the December 31, 2001 debt issue. IBSS issued 839,000 warrants at an original exercise price of $1.60. During 2002, $200,000 of the notes were converted into shares of common stock. In relation to the warrants issued with the December 2001 and the 2002 debt issues, the warrant price was reduced to $6.60 due to non-payment of the outstanding amounts.

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements


Note 8.  Shareholders' Equity (Deficiency):

Performance Shares - As a requirement of the British Columbia Securities Commission, the total common shares of management (3,600,000) were held pursuant to the terms of an escrow agreement, as performance shares ("Escrowed Shares").

Prior to 2001, the performance shares were to be released from escrow, on a pro-rata basis, based upon the cumulative cash flow of IBSS, as evidenced by annual audited financial statements. "Cash flow" was defined to mean net income or loss before tax, adjusted for certain add-backs. For each $0.91 (Canadian) of cumulative cash flow generated by IBSS from its operations, one performance share would be released from escrow.

During 2001, the Canadian laws were amended to allow release of the escrowed share based upon the passage of time. Management believes that release of the Escrowed Shares to officers, directors, employees and consultants of IBSS will not be deemed compensatory, as there is no longer a service requirement and the owners are not required to remain with IBSS.

On September 19, 2001, March 19, 2002, and Sept. 19, 2002 releases of a 25% pro-rata share of the original escrow stock were made. These releases leave a cumulative balance of 900,000 shares held in escrow.

Preferred Stock - IBSS' authorized shares of preferred stock may be issued in one or more series, and the Board of Directors is authorized, without further action by the shareholders, to designate the rights, preferences, limitations and restrictions of and upon shares of each series, including dividend, voting, redemption and conversion rights. The Board of Directors also may designate par value, preferences in liquidation and the numbers of shares constituting any series. There are not any shares of preferred stock outstanding at December 31, 2002 or 2001.

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements


Note 8.  Shareholders' Equity (Deficiency) (continued):

Warrants - The following table shows warrants outstanding for the purchase of common shares at December 31, 2002. Warrants are exercisable at the option of the holder.

       Issue Date                                       Exercise Price                                  Outstanding
-------------------------    ---------------------------------------------------------------------    -----------------

January 3, 2000              $1.87 per share in years one through five.                                        11,855
February 4, 2000             $5.94 and $10.38 in years one through five.                                      259,680
February 15, 2000            $5.50, $6.00, and $6.50 per share in years one through three, respectively. 250,000
February 25, 2000            $2.50 for Group A; and $3.50 for Group B                                         501,875
May 30, 2000                 $6.00 per share in years one through nine.                                        50,002
November 7, 2000             $7.69 per share in years one though five.                                         30,000
December 15, 2000            $3.94 per share in years one through three.                                       20,000
January 1, 2001              $3.91 per share in years one through five.                                       100,000
March 2, 2001                $0.60 per share in years one through two.                                      1,123,000
March 2, 2001                Lesser of $1.00 per share or 1/3 of average trading price for the
                               10 days ended 2 days prior to exercise.                                        600,000
May 8, 2001                  $3.00 per share in years one through three.                                       40,000
May 30, 2001                 $3.00 per share in years one through three.                                       20,000
May 31, 2001                 $3.00 per share in years one through three.                                       10,000
August 7, 2001               $3.30 per share in years one through three.                                       87,500
August 14, 2001              $1.00 per share in years one through three.                                      125,000
August 17, 2001              $3.00 per share in years one through three.                                       10,000
September 11, 2001           $2.85 per share in years one through ten.                                        100,000
September 14, 2001           $2.90 per share in years one through three.                                       75,000
October 15, 2001             $1.80 per share in years one through five.                                       100,000
November 14, 2001            $1.90 per share in years one through three.                                      135,500
November 20, 2001            $1.84 per share in years one through five.                                        25,000
December 13, 2001            $1.00 per share in years one through three.                                       10,625
December 31, 2001            $0.60 per share in years one through three.                                    2,497,519
January 1, 2002              Lesser of $1.00 per share or 1/2 of average trading price for the                100,000
                               10 days ended 2 days prior to exercise.
January 3, 2002              $0.60 per share in years one through three.                                      100,000
January 15, 2002             $0.60 per share in years one through three.                                       75,000
January 30, 2002             $0.60 per share in years one through three.                                       10,000
February 19, 2002            $0.65 per share in years one through two.                                        200,000
March 1, 2002                $0.60 per share in years one through three.                                      164,000
March 15, 2002               $0.60 per share in years one through three.                                      160,000
March 21, 2002               Lesser of $1.00 per share or 1/2 of average trading price for the                100,000
                               10 days ended 2 days prior to exercise.
April 10, 2002               $1.60 per share in years one through three.                                       30,000
                                                                                                      -----------------

Total Outstanding Warrants                                                                                  7,121,556
                                                                                                      =================

Substantially all warrants outstanding are fully vested and exercisable at December 31, 2002.

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements

Note 8.  Shareholders' Equity (Deficiency) (continued):




                                                                                               Weighted average
                                                                                                   exercise
                                                                         Warrants              price per share
                                                                 ------------------------- -------------------------
Outstanding at December 31, 2000                                            2,936,535      $             3.35
Granted during the year                                                     4,464,146      $             1.63
Exercised during the year                                                  (1,168,125)     $             0.86
                                                                 ------------------------- -------------------------
Outstanding at December 31, 2001                                            6,232,556      $             2.07
Granted during the year                                                       939,000      $             1.22
Exercised during the year                                                          --      $               --
Expired during the year                                                        50,000      $             1.87
                                                                 ------------------------- -------------------------
Outstanding at December 31, 2002                                            7,121,556      $             1.54
                                                                 ========================= =========================


Note 9.  Loss per share:

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share:

                                                                2002                 2001               2000
                                                         --------------------  ------------------ ------------------
Numerator:
   Numerator for basic and diluted loss per share        $     (3,154,767)     $    (11,256,202)  $     (4,220,340)
                                                         --------------------  ------------------ ------------------

Denominator:
   Weighted average common shares - basic and diluted
     calculation                                               18,941,043            15,872,128         13,483,211
                                                         --------------------  ------------------ ------------------

Basic and diluted loss per share                         $         (0.17)      $         (0.71)   $            (0.31)
                                                         ====================  ================== ==================


The warrants and options were not included in the computation of diluted loss per share because the warrants and options are antidilutive when included in the computation due to IBSS's net loss.

Note 10:  Accrued Compensation and Benefits:

During the year 2001, the President and Chief Executive Officer ("CEO") terminated his employment with IBSS. As part of the CEO's termination package, IBSS agreed to pay the CEO approximately $305,000 as salary continuance and health benefits of approximately $12,000 through October 2003. Of the total amount charged to expense for the year ended December 31, 2001, approximately $134,000 was paid during 2001 and the remaining $183,000 is included in accrued compensation and benefits. During 2002, the severance package was forfeited by the CEO and reverted to the minimum package provided under the CEO's prior employment agreement. Accordingly, approximately $165,000 was no longer payable to the CEO. All amounts have been paid under all severance agreements as of December 31, 2002.

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements



Note 11.  Employee Benefits:

Retirement Plan - IBSS maintains a 401(k) retirement plan, which is managed by an outside trustee. All employees are eligible to participate. IBSS has not contributed to the 401(k) plan.

Stock Option Plan - IBSS' Board of Directors adopted a stock option plan (the "1997 Option Plan"), effective April 29, 1997. Options normally extend for 5 years and under committee policy generally become exercisable in installments of 50 percent per six months commencing six months from the date of grant. The maximum number of common shares IBSS has reserved for issuance under the 1997 Option Plan, including options currently outstanding, is 1,860,000. The number of common shares reserved for issuance to any one person cannot exceed 5% of the number of issued and outstanding common shares, and no person is entitled to receive in any one year grants regarding more than 50,000 shares. On June 28, 2000, IBSS adopted the 2001 Stock Incentive Plan (the "2001 Option Plan"), effective January 1, 2001. The 2001 Option Plan provides for option awards of up to 1,200,000 shares, stock appreciation rights and restricted stock awards. The options have terms up to ten years. During 2002, IBSS' Board of Directors adopted a non-qualified stock option plan (the "2002 Option Plan"), effective August 1, 2002. The maximum number of common shares reserved for issuance under the 2002 Option Plan is 800,000 shares.

Information with respect to options granted under the 1997 Option Plan is as follows:

                                                                                               Weighted average
                                                                                                   exercise
                                                                      Stock Options            price per share
                                                                 ------------------------- -------------------------
Outstanding at December 31, 2000 (1)                                          321,000      $             1.42
Outstanding at December 31, 2000                                              842,898                    5.64
Granted during the year                                                        68,000                    2.67
Exercised during the year (1)                                                 (21,700)                   1.56
Expired or cancelled during the year (1)                                      (34,500)                   3.40
Expired or cancelled during the year                                         (320,000)                   4.87
                                                                 ------------------------- -------------------------
Outstanding at December 31, 2001 (1)                                          264,800      $             1.16
                                                                 ========================= =========================
Outstanding at December 31, 2001                                              590,898      $             5.71
                                                                 ========================= =========================
Granted during the year                                                       418,000      $             0.97
Exercised during the year (1)                                                 (30,452)                   1.05
Expired or cancelled during the year (1)                                      (99,848)                   0.99
Expired or cancelled during the year                                         (197,400)                   3.75
                                                                 ------------------------- -------------------------
Outstanding at December 31, 2002 (1)                                          134,500      $             1.21
                                                                 ========================= =========================
Outstanding at December 31, 2002                                              811,498      $             4.86
                                                                 ========================= =========================
Exercisable at December 31, 2002 (1)                                          134,500      $             1.21
                                                                 ========================= =========================
Exercisable at December 31, 2002                                              418,198      $             4.92
                                                                 ========================= =========================
(1)      Canadian Dollars

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements


Note 11.  Employee Benefits (continued):

Information with respect to options granted under the 2001 Option Plan is as follows:

                                                                                               Weighted average
                                                                                                   exercise
                                                                      Stock Options            price per share
                                                                 ------------------------- -------------------------
Outstanding at December 31, 2000                                                   --      $            --
Granted during the year                                                        88,000                 3.41
Exercised during the year                                                          --                   --
Expired or cancelled during the year                                          (10,000)                3.41
                                                                 ------------------------- -------------------------
Outstanding at December 31, 2001                                               78,000                 3.41
Granted during the year                                                       565,625                 0.68
Expired or cancelled during the year                                          (28,813)                1.78
                                                                 ------------------------- -------------------------
Outstanding at December 31, 2002                                              614,812      $          0.98
                                                                 ========================= =========================
Exercisable at December 31, 2002                                              238,034      $          1.63
                                                                 ========================= =========================

Information with respect to options granted under the 2002 Option Plan is as follows:

                                                                                               Weighted average
                                                                                                   exercise
                                                                      Stock Options            price per share
                                                                 ------------------------- -------------------------
Outstanding at December 31, 2001                                                   --      $            --
Granted during the year                                                       308,723                 0.01
Exercised during the year                                                          --                   --
Expired or cancelled during the year                                               --                   --
                                                                 ------------------------- -------------------------
Outstanding at December 31, 2002                                              308,723      $          0.01
                                                                 ========================= =========================


For the year ended December 31, 2002, IBSS recognized expense related to stock-based compensation of $80,288. IBSS did not recognize any expense related to stock-based compensation during 2001 and 2000.

The pro forma disclosures required by SFAS 123 regarding net loss and net loss per share are stated as if IBSS had accounted for stock options using fair values. Using the Black-Scholes option-pricing model the fair value at the date of grant for these options was estimated using the following assumptions:

                                                   2002                   2001                   2000
                                            -------------------    -------------------     ------------------

Dividend yield                                        --                       --                      --
Expected volatility                                  122%                     131%                    141%
Risk-free rate of return                         2.9-3.3%               4.5 - 5.0%               5.6 - 6.7%
Expected option life, years                            5                       5                        5


The weighted average fair value for options granted under the Option Plans during 2002, 2001, and 2000 was $.68, $2.64 and $7.33, respectively.

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements


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

Note 12.  Income Taxes:

Deferred income taxes reflect the net tax effect of temporary differences and carryforwards between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of IBSS' deferred tax assets and liabilities consisted of the following at December 31:

                                                                           2002                      2001
                                                                 ------------------------- -------------------------

Deferred tax assets:
    Operating loss carryforwards                                 $        7,617,558        $        6,221,020
    Deferred revenue                                                         27,864                    35,483
    Other, net                                                               46,063                   136,633
    Valuation allowance                                                  (7,533,164)               (6,162,463)
                                                                 ------------------------- -------------------------

Total deferred tax assets                                                   158,321                   230,673
                                                                 ------------------------- -------------------------

Deferred tax liabilities:
    Capitalized software costs                                              (91,692)                 (159,795)
    Depreciation                                                            (55,011)                  (61,517)
    Other, net                                                              (11,618)                   (9,361)
                                                                 ------------------------- -------------------------

Total deferred tax liabilities                                             (158,321)                 (230,673)
                                                                 ------------------------- -------------------------

Total                                                            $               --        $               --

                                                                 ========================= =========================


Temporary differences and carryforwards, which gave rise to significant portions of deferred tax assets and liabilities at December 31, are as follows:

                                                     2002                   2001                     2000
                                              --------------------  ---------------------  -------------------------

 Operating loss carryforward                  $        1,396,538    $        3,212,337     $        1,424,973
 Deferred revenue                                         (7,619)               17,186                (15,247)
 Other, net                                              (86,321)               46,226                 47,706
 Capitalized software costs                               68,103                68,103                 63,943
 Valuation allowance                                  (1,370,701)           (3,343,852)            (1,521,375)
                                              --------------------  ---------------------  -------------------------
          Net deferred income taxes           $               --    $               --     $               --
                                              ====================  =====================  =========================

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements


Note 12.  Income Taxes (continued):

The principal reasons for the differences between income tax expense and the amount computed by applying the statutory federal rate to pre-tax loss were as follows for the three years ended December 31:

                                                      2002                   2001                    2000
                                              ---------------------  ---------------------  ------------------------

Tax at statutory federal rate                 $       (1,057,321)    $       (3,827,109)    $       (1,384,714)
Effect on rate of:
   Stock options, warrants and other                    (191,386)               914,193                     --
   Life insurance premiums                                 2,428                  3,820                 (4,030)
   Penalties                                              27,688                 12,593                (18,453)
   Non-deductible expenses                                 1,676                  2,899                (23,615)
   State income taxes,  net of federal income
     tax effect                                         (153,786)              (450,248)               (90,563)
   Change in valuation allowance                       1,370,701              3,343,852              1,521,375
                                              ---------------------  ---------------------  ------------------------

Total                                         $               --     $               --     $               --
                                              =====================  =====================  ========================


As of December 31, 2002, IBSS had federal and state net operating loss carryforwards of approximately $20,000,000. The net operating loss carryforwards will expire between 2012 and 2022, if not utilized.

Management of IBSS is evaluating certain limitations which may have occurred as prescribed under the Internal Revenue Code ("IRC") Section 382, which potentially could significantly limit the availability of offsetting operating loss carryforwards against future taxable income. In addition, management is evaluating the tax consequences of the issuance, and subsequent exercise of, warrants and options to certain employees and vendors and the impact of the potential compensation on operating loss carryforwards.

In determining that is was more likely than not that the recorded deferred tax asset would not be realized, management of IBSS considered the following: (1) recent operating results, (2) the budgets and forecasts that management and the Board of Directors had adopted for the next fiscal year, (3) the ability to utilize NOL's prior to their expiration, (4) the potential limitation of NOL utilization in the event of a change of ownership and (5) the generation of future taxable income in excess of income reported on the consolidated financial statements.

A valuation allowance of approximately $7,533,000 and $6,162,000 at December 31, 2002 and 2001, respectively, remained necessary in the judgment of management because the factors noted above (i.e. forecasts) did not support the utilization of less than a full valuation allowance.

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements


Note 13.  Related Party Transactions:

For the year ended December 31, 2001, approximately $1,622,000 of total revenues were from licensing and services provided to related parties. There were no trade accounts receivables due from the related parties at December 31, 2001.

Related party receivables at December 31, 2002 are advances primarily to Company directors. Substantially all of these advances are advances to the Chief Executive Officers.

At December 31, 2002 and 2001, IBSS had approximately $61,000 and $39,000, respectively, due to related parties included in accounts payable.

At December 31, 2002, IBSS held four notes receivable with balances totaling $131,080 due from IBSS' chief executive officer and its executive vice president. IBSS loaned these officers/directors money to exercise Common Stock purchase warrant agreements to purchase an aggregate of 300,000 shares of IBSS' common stock at the applicable exercise price of $0.60 to $0.68 per share. These notes, which bear interest at the prime rate per annum, matured in 2002 and are due on demand at December 31, 2002. The loans are collaterized by 300,000 shares of common stock. The receivable is shown on the balance sheets as a reduction in stockholders' equity.

Note 14.  Supplemental Cash Flow Information:

During the years presented below, interest paid amounted to:

                                                                         2002             2001             2000
                                                                    ---------------  ---------------  ---------------

Interest paid                                                       $       38,315   $      270,935   $      129,608
                                                                    ===============  ===============  ===============

The following table summarizes non-cash investing and financing activities:

                                                                         2002             2001             2000
                                                                    ---------------  ---------------  ---------------

Repayment of employee advances and notes for purchase of common
   stock                                                            $           --   $      104,970   $           --
                                                                    ===============  ===============  ===============

Conversion of convertible notes into capital                        $      767,851   $    1,650,000   $      180,000
                                                                    ===============  ===============  ===============

Repayment of notes payable issued for common stock purchase and related party receivable in exchange for severance package
                                                                    $           --   $      104,970   $          --
                                                                    ===============  ===============  ==============


                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements


Note 15.  Commitments and Contingencies:

Litigation - In the normal course of business, IBSS and its subsidiaries are parties to various legal claims, actions and complaints, and maintains accruals for such costs that are expected to be incurred. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on its financial statements.

Operating Lease Commitments - IBSS leases its principal facilities under a noncancellable operating lease expiring in October 2004 with an option to renew for one five year period at market rates. The lease is subject to annual adjustments for facility operating costs in excess of an established base year.

At December 31, 2002 minimum lease payments are as follows:

                                 2003                    $        237,589
                                 2004                             197,991
                                                         -------------------

                                                         $        435,580
                                                         ===================

Rent expense was approximately as follows for the years ended December 31:

                           2002               2001                2000
                     -----------------  ------------------  -----------------

                     $       385,000    $       411,000     $       394,000
                     =================  ==================  =================

Liens - The Internal Revenue Service has place a lien on all of IBSS' assets for delinquent tax obligations. A default under this obligation could result in a foreclosure on all of IBSS' assets and the discontinuation of IBSS' operations.

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

                 Integrated Business Systems and Services, Inc.
                   Notes To Consolidated Financial Statements


Note 16.  Significant Risks and Uncertainties (continued):

As discussed in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Amounts affected by these estimates include, but are not limited to, the estimated useful lives, related amortization expense and carrying values of IBSS' capitalized software development costs. Changes in the status of certain matters or facts or circumstances underlying these estimates could result in material changes to these estimates, and actual results could differ significantly from these estimates.

IBSS' primary efforts are now directed to the development of a market for its Synapse for Manufacturing, Synapse for Government eprinting, Synapse Composer, the Synapse Application Development Platform. Like other companies at this stage of development, IBSS is subject to numerous risks, including the uncertainty of its chosen market, its ability to develop its markets and its ability to finance operations and other risks.

Note 17.  Segment Information:

Management has determined that IBSS operates in one dominant industry segment, which involves the supply of computer technology products and services. These products and services have similar economic characteristics, customers and distribution methods. All of IBSS's operations, assets and employees are located in the United States and its revenues are generated in the United States.

Note 18. Subsequent Events

In January 2003, IBSS reached agreements with its existing lenders to refinance certain of its' notes payable, and cure the interest payment default under the long-term debt agreements. The new agreements provide for an extended due date of January 1, 2004 for principal and interest payments under the notes payable. The agreements also provide for a waiver of the interest payment default under the long-term debt agreements, resulting in continued interest accrual of 9% in 2002 in lieu of the escalated interest schedule provided for in the original agreement.

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

                                   FORM 10-KSB

                                  EXHIBIT INDEX

Exhibit
Number

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

10.3 Amendment No. 2 dated as of January 1, 1999 to Employment Agreement dated January 1, 1997, between the Company and George E. Mendenhall (incorporated by reference to Exhibit 6.17(b) to the Company's Amendment No. 1 to Form SB-1 filed April 6, 1999 (Registration No. 333-43437).

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

10.6 Employment Agreement effective as of January 1, 1999 between the Company and Donald R. Futch (incorporated by reference to Exhibit 6.20 to the Company's Amendment No. 1 to Form SB-1 filed April 6, 1999. Registration No. 333-43437).

10.7 Employment Agreement effective as of May 30, 2000 between the Company and William S. McMaster. (incorporated by reference to Exhibit 10.10 to the Company's 10-KSB for the year ended December 31, 2000).

10.8 Integrated Business Systems and Services, Inc. Stock Option Plan (incorporated by reference to Exhibit 6.18 to the Company's Form 1-A filed July 9, 1997).

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

10.13 Promissory Note dated March 15, 2002 between the Company and Fitz-John Creighton McMaster (incorporated by reference to Exhibit 10.13 in the Company's Form 10-QSB for the three-month period ended September 30, 2002).

10.14 Promissory Note dated March 15, 2002 between the Company and Rice Street Associates, LLC (incorporated by reference to Exhibit 10.14 in the Company's Form 10-QSB for the three-month period ended September 30, 2002).

10.15 Second Amendment to and Restated Promissory Note dated August 15, 2002 between the Company and Kirkman Finlay III (incorporated by reference to Exhibit in the Company's Form 10-QSB for the three-month period ended September 30, 2002).

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

10.21 Class A Secured Convertible Debenture dated December 31, 2001 between the Company and IBSS Class A Investors (incorporated by reference to Exhibit
     10.21 in the Company's Form 10-QSB for the three-month period ended March 31, 2002).

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

10.27 Security Agreement dated June 12, 2001 by and between the Company and Fitz-John Creighton McMaster (incorporated by reference to Exhibit
         10.27 in the Company's Form 10-QSB for the three-month period ended September 30, 2002.)

10.28 Security Agreement dated August 2, 2001 by and between the Company and Rice Street Associates, LLC (incorporated by reference to Exhibit 10.28 in the Company's Form 10-QSB for the three-month period ended September 30, 2002).

10.29 Security Agreement dated August 14, 2001 by and between the Company and Kirkman Finlay III (incorporated by reference to Exhibit 10.29 in the Company's Form 10-QSB for the three-month period ended September 30,
         2002).

10.30 Integrated Business Systems and Services, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.30 in the Company's Form 10-QSB for the three-month period ended September 30, 2002).

10.31 Letter Agreement between the Company and Donald R. Futch effective September 1, 2002 with respect to cash compensation deferral.

10.32 Letter Agreement between the Company and Stuart E. Massey effective September 1, 2002 with respect to cash compensation deferral.

10.33 Letter Agreement between the Company and William S. McMaster effective September 1, 2002 with respect to cash compensation deferral.

10.34 Letter Agreement between the Company and George E. Mendenhall effective September 1, 2001 with respect to cash compensation deferral.

10.50 Lease Agreement between the Company and Pinebelt, LLC dated October 8, 2002 with respect to property at 1602 Shop Road, Ste E, Columbia, S.C.

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21 in the Company's Form 10-KSB for fiscal year ended December 31, 2001).

23.1     Consent of Accountants

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 23.1

                         CONSENT OF SCOTT MCELVEEN, LLP

Board of Directors

Integrated Business Systems and Services, Inc.:



                  We consent to the incorporation by reference in the Registration Statement of Integrated Business Systems and Services, Inc. on Form S-8 (No. 333-59583), relating to the registration of up to 960,000 shares of its common stock for issuance pursuant to the Integrated Business Systems and Services, Inc. 1997 Stock Option Plan, and to the incorporation by reference in the Registration Statement of Integrated Business Systems and Services, Inc. on Form S-8 (No. 333-90030), relating to the registration of up to 2,319,786 shares of its common stock for issuance pursuant to the Integrated Business Systems and Services, Inc. 1997 Stock Option Plan, the Integrated Business Systems and Services, Inc. 2001 Stock Incentive Plan, the stock grants to Coffin Communications Group and Stratecom, and the stock option agreements of William
S. McMaster and Roger A. Kazanowski, of our report dated March 24, 2003, which is included in the Annual Report on Form 10-KSB of Integrated Business Systems and Services, Inc. for the year ended December 31, 2002.



                                                     /s/  SCOTT MCELVEEN, LLP

                                                     Scott McElveen, LLP

EXHIBIT 99.1


     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the annual report of Integrated Business Systems and Services, Inc. (the "Company") on Form 10-KSB for the twelve month period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George E. Mendenhall, Chief Executive Officer of the Company, certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



         March 31, 2003                              /s/ GEORGE E. MENDENHALL
                                                     ------------------------

                              George E. Mendenhall

                              Chief Executive Officer

                              Integrated Business Systems and Services, Inc.

         EXHIBIT 99.2



     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the annual report of Integrated Business Systems and Services, Inc. (the "Company") on Form 10-KSB for the twelve month period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William S. McMaster, Chief Financial Officer of the Company, certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



         March 31, 2003             /s/ WILLIAM S. MCMASTER
                                    -----------------------

                                 William S. McMaster

                                 Chief Financial Officer

                                 Integrated Business Systems and Services, Inc.