Form 10QSB
period 2003-03-31
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2003-05-15
CIK 1040863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

[_] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

For the transition period from ____________ to ___________

Commission file number:  0-24031

                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


              South Carolina                             57-0910139
     -------------------------------                 -------------------
     (State or Other Jurisdiction of                   (IRS Employer
     Incorporation or Organization)                  Identification No.)


      1601 Shop Road, Suite E
      Columbia, South Carolina                               29201
 --------------------------------------                   ------------
(Address of Principal Executive Offices)                   (Zip Code)

                  115 Atrium Way, Suite 228, Columbia, SC 29223
                --------------------------------------------------
                 (Former Address, if Changed Since Last Report)

  Small Business Issuer's Telephone Number, Including Area Code: 803-736-5595
                                                                 ------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the small business issuer's classes of common equity, as of the latest practicable date:

      22,286,058 shares of no par value common stock outstanding at May 8, 2003

Transitional Small Business Disclosure Format (check one)  (  )  Yes  (X)  No




                 Integrated Business Systems and Services, Inc.
                                   Form 10-QSB
                 Quarter Ended March 31, 2003 Table of Contents

                                                                                                                       Page Number
PART I         FINANCIAL INFORMATION                                                                                   -----------
               Item 1.    Consolidated Condensed Financial Statements:

                          Consolidated Condensed Balance Sheets as of March 31, 2003  and December 31, 2002                3

                          Consolidated Condensed Statements of Operations for the three months ended March  31,
                          2003 and 2002, respectively                                                                      4

                          Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2003
                          and 2002, respectively                                                                           5

                          Notes to Consolidated Condensed Financial Statements                                             6

               Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations            7

                          Risk Factors That May Affect Our Financial Condition and Operating Results                      13

               Item 3.    Controls and Procedures                                                                         24


PART II        OTHER INFORMATION

               Item 1.    Legal Proceedings                                                                               25

               Item 2.    Changes in Securities                                                                           25

               Item 3.    Defaults Upon Senior Securities                                                                 25

               Item 4.    Submission of Matters to Vote of  Security Holders                                              25

               Item 5.    Other Information                                                                               26

               Item 6.    Exhibits and Reports on Form 8-K                                                                26

               Signatures                                                                                                 27
               Section 302 Certifications                                                                                 28
               Exhibit Index                                                                                              30

Advisory Note Regarding Forward-Looking Statements

     Some of the statements contained in this report on Form 10-QSB constitute forward-looking statements. We caution readers of this report that these statements involve a number of known and unknown risks and uncertainties that may cause our actual results to be materially different from those contemplated by these statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors That May Affect Our Financial Condition and Operating Results," both of which are contained in Item 2 of Part I of this report, as well as those factors set forth in other periodic reports and filings that we make with the Securities and Exchange Commission. Copies of these filings may be obtained from the Securities and Exchange Commission at its principal office in Washington, DC at prescribed rates by calling 1-800-SEC-0330. These filings are also available electronically through the Internet web site maintained by the Securities and Exchange Commission at the Internet address: http://www.sec.gov.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements


                 Integrated Business Systems and Services, Inc.
                    Consolidated Condensed Balance Sheets


                                                                                March 31, 2003       December 31, 2002
ASSETS:                                                                           (unaudited)           (audited)
                                                                           -----------------------------------------
Current assets:
      Cash and cash equivalents                                                      $ 65,349              $ 55,874
      Accounts receivable, trade, net                                                 135,624               202,970
      Interest receivable                                                              27,873                26,539
      Other prepaid expenses                                                           38,195                63,809
                                                                           -----------------------------------------
Total current assets                                                                  267,041               349,192

Capitalized software costs, net                                                       196,763               241,294
Property and equipment, net                                                           486,159               399,849
Related party receivable                                                               17,400                18,200
Other assets                                                                           38,479                11,479
                                                                           -----------------------------------------

Total assets                                                                      $ 1,005,842           $ 1,020,014
                                                                           =========================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY):
Current liabilities:
      Notes payable                                                                 $ 641,000             $ 696,000
      Current portion of long-term debt                                             2,286,104               150,000
      Accounts payable                                                                148,398               190,423
      Accrued liabilities:
Compensation and benefits                                                             574,433               519,576
Payroll taxes                                                                         212,597               241,726
Professional fees                                                                     155,372               170,920
Interest payable                                                                      516,888               377,857
Other                                                                                 175,643               133,614
      Deferred revenue                                                                 64,801                73,327
                                                                           -----------------------------------------
Total current liabilities                                                           4,775,236             2,553,443

Long-term debt, net of current portion                                                121,322             2,051,488
                                                                           -----------------------------------------

Total liabilities                                                                   4,896,558             4,604,931
                                                                           -----------------------------------------

Shareholders' equity (deficiency):
Common stock, no par value per share, 100,000,000 shares authorized,
       22,286,058 and 22,230,258 shares outstanding at
      March 31, 2003 and December 31, 2002, respectively                           19,917,586            19,877,678
Notes receivable officers/directors                                                  (131,080)             (131,080)
Unearned compensation                                                                       -               (42,581)
Accumulated deficit                                                               (23,677,222)          (23,288,934)
                                                                           -----------------------------------------

Total shareholders' equity (deficiency)                                            (3,890,716)           (3,584,917)
                                                                           -----------------------------------------

Total liabilities and shareholders' equity                                        $ 1,005,842           $ 1,020,014
                                                                           =========================================


         The accompanying notes are an integral part of these consolidated condensed financial statements.



                 Integrated Business Systems and Services, Inc.
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                                                   Three Months
                                                                                   Ended March 31,
                                                                                    --------------
                                                                                2003              2002
                                                                          -------------------------------
Revenues:
Services                                                                      $ 766,664        $ 310,743
Licenses                                                                              -          151,590
Maintenance and support                                                           8,526           24,402
Hardware - third party                                                           25,025           82,376
Other                                                                                 -            1,374
                                                                          -------------------------------

      Total revenues                                                            800,215          570,485

Cost of revenues                                                                261,454          451,881
                                                                          -------------------------------

      Gross profit                                                              538,761          118,604
                                                                          -------------------------------

Operating expenses:

Sales and marketing                                                             102,428          183,480
Research and development                                                         57,745          131,182
General and administrative                                                      538,165          626,415
                                                                          -------------------------------

     Total operating expenses                                                   698,338          941,077
                                                                          -------------------------------

Loss from operations                                                           (159,577)        (822,473)
                                                                          -------------------------------

Interest and miscellaneous income                                                10,114            2,409
Interest expense                                                               (218,523)        (456,020)
Loss on sale of assets                                                          (15,465)               0
Miscellaneous expenses                                                           (4,837)          (3,138)
                                                                          -------------------------------

     Total other expenses                                                      (228,711)        (456,749)
                                                                          -------------------------------

Net Loss                                                                     $ (388,288)    $ (1,279,223)
                                                                          -------------------------------

Basic loss per share                                                            $ (0.02)         $ (0.07)

Basic weighted average shares outstanding                                    22,243,898       17,792,321

             The accompanying notes are an integral part of these consolidated condensed financial statements.


             Integrated Business Systems and Services, Inc.
            Consolidated Condensed Statements of Cash Flows
                               (Unaudited)

                                                                                   Three months ended
                                                                                         March 31,
                                                                                  2003              2002
                                                                                  ----              ----
Net loss                                                                        $ (388,288)     $ (1,279,222)
Adjustments to reconcile net loss to cash provided by (used in):
Operating activities
     Depreciation/amortizaton                                                       37,229            38,182
     Amortization of software costs                                                 44,531            44,805
     Non-cash interest expense                                                      76,575           372,273
     Issuance of stock in payment of accounts payable                               11,158            62,446
     Loss on disposition of fixed assets                                            15,465                 -
     Non-cash compensation                                                          71,331                 -
Changes in operating assets and liabilities:
     Accounts receivable decrease                                                   67,346           155,965
     Interest receivable increase                                                   (1,334)           (2,166)
     Prepaid expenses and other assets increase                                     (1,386)          (38,018)
     Accounts payable decrease                                                     (42,025)          (39,847)
     Accrued expenses increase                                                     191,240            89,902
     Deferred revenue increase (decrease)                                           (8,526)           28,099
                                                                         ------------------------------------
Cash provided by (used in) in operating activities                                  73,316          (567,581)
                                                                         ------------------------------------

Investing activities
     Purchases of property and equipment                                          (139,004)             (560)
     Related party receivables, net                                                    800             3,239
                                                                         ------------------------------------
Cash (used in) provided by investing activities                                   (138,204)            2,679

Financing activities
     Payments on notes payable, net                                                (55,000)                -
     Payments on long-term debt                                                          -          (125,000)
     Proceeds from issuance of long-term debt                                      129,363                 -
     Proceeds from issuance of convertible long-term debt                                -           809,000
     Proceeds from exercise of common stock options
         and warrants                                                                    -             1,376
                                                                         ------------------------------------
Cash provided by financing activities                                               74,363           685,376
                                                                         ------------------------------------

Net increase in cash                                                                 9,475           120,474
Cash and cash equivalents at beginning of period                                    55,874             6,100
                                                                         ------------------------------------
Cash and cash equivalents at end of period                                        $ 65,349         $ 126,574
                                                                         ====================================


     The accompanying notes are an integral part of these consolidated condensed financial statements.

                Integrated Business Systems and Securities, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1.       Basis Of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for consolidated condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, please refer to the audited financial statements and footnotes thereto included in the company's Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

2.       Basis Of Consolidation

     In 2002 and 2003, the consolidated financial statements include the accounts of Integrated Business Systems and Services, Inc. and its majority-owned subsidiary, Synamco, LLC (collectively, the "company").

3.       Earnings Per Share

     Net loss per share of Common Stock amounts presented on the face of the consolidated statements of operations have been computed based on the weighted average number of shares of Common Stock outstanding in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Stock warrants and stock options were not included in the calculation of diluted loss per share because the Company has experienced operating losses in all periods presented and, therefore, the effect would be anti-dilutive.

4.       Going Concern

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated condensed financial statements, at March 31, 2003 the company had a working capital deficiency and an accumulated deficit of approximately $4.5 million and $23.7 million, respectively. Ultimately, the company's viability as a going concern is dependent upon its ability to continue to generate positive cash flows from operations, maintain adequate working capital and obtain satisfactory long-term financing. However, there can be no assurances that the company will be successful in each or any of the above endeavors.

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

     Cost Control Program -During September of 2001, in connection with the company's executive managements' restructuring of internal operations and in response to the need to reduce costs in connection with lower than expected year-to-date revenues, the company commenced a comprehensive cost control program. The implementation of that program is continuing. By the end of March 2003, the monthly cash payments necessary to fund continuing operational expenses had decreased by over 70% as compared to the monthly cash required for operations prior to the commencement of the cost control program.

     Included in the cost control program are measures that have resulted in substantial reductions in the largest cash expenditure categories of human resource and payroll-related expenses. Through March of 2003, these measures have included the reduction of over 50% in the number of employees; the deferral of up to 61% in the compensation rates of executive officers; reductions of up to 50% in the compensation rates for our remaining non-executive personnel; reductions of approximately 13% in the rates paid for employee health insurance; scale-backs in employee benefit programs; and substantial reductions in employee travel, accommodation and hiring costs. In addition, the company has achieved significant cash flow relief through the discontinuance of non-essential third party consulting and service arrangements and the renegotiation of other third party contracts, including those in the areas of public relations, investor relations, financial advisory services, financial printing and industry research. During the remainder of 2003, in addition to the reductions outlined above, the company intends to pursue additional reductions in operating expenses where appropriate.

     In addition to the cost reductions summarized above, in the first quarter of 2003, the company reduced its annual lease and facilities costs by approximately 80%. During February of 2003, the company moved to newly up-fitted offices closer to downtown Columbia. Under its former lease, which did not expire until October 31, 2004, the company leased approximately 19,500 square feet at an annual gross rent of approximately $345,000. The new facilities comprise approximately 7,200 square feet at an annual gross rent of approximately $36,000, with an annual up-fit cost of $30,000. The gross rent under our new lease remains fixed during the entire ten-year term that expires in 2013. If the need to expand should arise, the company has an option with its current landlord to rent contiguous office space of approximately 4,775 square feet at an annual gross rent of $19,100. In March 2003, the company successfully terminated its former lease under which had already accrued past due obligations of approximately $166,000. Under our termination and settlement agreement with its former landlord, the entire payment obligation to its former landlord, including obligations for past due rents and costs, is $160,000. This amount is being paid down, without interest, in 24 monthly installments ending in February 2005. The move to its new facilities and the termination of the former lease has reduced facilities costs by over $435,000 through the 19 months that remained under the term of the former lease.

     Capital Expenditures- The company currently does not have any commitments or budgeted needs during the remainder of 2003 for any material capital expenditures, including purchases of furniture, fixtures or equipment. In the absence of any substantial infusion of growth capital or an unexpected increase in its expected gross margin for 2003, the company does not expect its capital expenditure plans for the next twelve months to change.

     Debt and Other Payables- On December 31, 2001, the company achieved almost complete debt service relief for 2002 and 2003 through the restructuring of substantially all of its short-term and long-term debt into convertible debentures and notes. Under the restructured debt instruments as originally in effect, approximately 80% of the entire principal balance of the restructured debt was not payable until January 1, 2004. Substantially all of the remaining 20% was payable during January of 2003. Effective January 1, 2003, the holders of substantially all of that remaining 20% agreed to extend the January 2003 maturity date until January of 2004. In addition, the holders of the debt scheduled to mature in January 2003 agreed to extend until May 31, 2003 the due date for the first of the two annual interest installments that earlier had been been extended to April 30, 2003.

     In the months since the issuance of the its currently outstanding convertible debt, a portion of the principal and accrued interest on the debt has been converted by its holders into shares of its common stock. These and other holders of the convertible debt may elect to convert additional amounts of this debt into common stock prior to the maturity date in January of 2004. These debt conversions have reduced, and if continued in 2003, will continue to reduce the company's short-term debt obligations. For additional information regarding our outstanding investor debt, please refer to the matters described above under the caption "Sources of Operating Capital" and the matters described elsewhere in this report under the caption "Risk Factors That May Affect Our Financial Condition and Operating Results."

     With respect to its trade accounts payable, the company has established long-term payout arrangements with respect to substantially all of its unsecured creditors. In addition, where permitted under securities laws, the company has satisfied and expects to continue to satisfy certain of its unsecured obligations to third parties through restricted stock grants.

     Additional Capital- During 2002, the company raised approximately $984,000 through the private placement of common stock, two-year convertible debentures and common stock purchase warrants. It may seek to raise additional funds in 2003 from the private placement of additional debt, equity or equity-linked securities. Because of several factors, including the operating, market and industry risks associated with an investment in its common stock; the inclusion of a going concern paragraph in its annual and quarterly financial reports; the fact that its common stock is traded on the Over-the-Counter Bulletin Board maintained by the NASD; the continued weakness in the capital markets in general and the technology sectors in particular; and the other factors described in this report under the heading "Risk Factors That May Affect Our Financial Condition and Operating Results," the company believes it will experience difficulty in obtaining additional financing until its operating results or overall market conditions reflect sustained improvement.

     As a consequence of its comprehensive restructuring and cost control program described above, the company has achieved substantial cash flow relief during the past twelve months. In the absence of any substantial infusion of growth capital or a significant increase in customer revenues over the amounts included in its budget for the remainder of 2003, the company has not budgeted for any material increase in these monthly cash payments, and as noted above, the company will continue in 2003 to pursue further reductions in its monthly cash payment obligations. The company expects that the proceeds from revenues generated from its operations will be adequate to meet its projected working capital and other cash requirements for at least the next twelve months. Management intends to closely monitor the company's progress and to further reduce its expenses if its marketing and sales strategies do not result in sufficient new revenues within a reasonable period of time. Any such reduction will involve scaling back, delaying or postponing any development activities that are not essential at that time in order for the company to achieve its stated objectives. In any event, the company's working capital deficit may continue to grow unless it is able to sustain revenues sufficient to meet expenditure levels, or its expenditure levels are further reduced.

5.     New Accounting Standards

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require in both annual and interim financial statements prominent disclosures about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the quarterly period ended March 31, 2003.

     On January 1, 2003, the company adopted Financial Accounting Standards Board No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 provides guidance on the recognition and measurement of an asset retirement obligation and its associated retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The adoption of SFAS No. 143 did not materially impact the Company's consolidated financial statements.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51" ("Fin 46"). Many variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures, but this interpretation applies to a larger population of entities. In general, a variable interest entity ("VIE") is any legal structure used for business purposes that either: (1) does not have equity investors with voting rights, or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under Fin 46, the VIE is required to be consolidated by the company if it is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns. The consolidation requirements of FIN 46 apply to VIEs created after January 31, 2003 and apply to existing VIEs in the first year or interim period beginning after June 15, 2003. The company has adopted FIN 46, and it did not have a material impact of the company's consolidated financial statements.

6.     Stock Based Compensation

     The company accounts for stock options in accordance with APB Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recognized for stock or stock options issued at fair value. For stock options granted at exercise prices below the estimated fair value, the company records deferred compensation expense for the difference between the exercise price of the shares and the estimated fair value. The deferred compensation expense is amortized ratably over the vesting period of the individual options. For performance based stock options, the company records compensation expense related to these options over the performance period.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123" as amended by FASB Statements No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148")), provides an alternative to APB 25 in accounting for stock based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied. The company intends to continue to account for stock based compensation arrangements under APB No. 25 and has adopted the pro forma disclosure requirements of SFAS 123.

     Had compensation cost for options granted under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the company's net income and earnings per share would have changed to the pro forma amounts listed below:

                                                                  Three Months Ended March 31,
                                                                  2003                   2002
                                                           -------------------    -------------------
          Net loss:
          As reported                                      $       (388,288)      $     (1,279,222)
          Add:  stock-based compensation expense
              included in reported net income                        71,331               -
          Deduct: stock-based compensation expense
              determined under the fair value based
              method for all awards                                (107,453)              (168,769)
                                                           -------------------    -------------------
          Pro forma net loss                               $       (424,410)      $     (1,447,991)
                                                           ===================    ===================

          Net loss per common share:
              As reported:
                Basic and diluted                          $             (0.02)   $             (0.07)
              Pro forma:
                Basic and diluted                          $             (0.02)   $             (0.08)

     The pro forma disclosures required by SFAS 123 regarding net loss and net loss per share are stated as if the company had accounted for stock options using fair values. Compensation expense is recognized on a straight-line basis over the vesting period of each option installment. Using the Black-Scholes option-pricing model the fair value at the date of grant for these options was estimated using the following assumptions:

                                                                   Three Months Ended March 31,
                                                               2003                      2002
                                                          ----------------------    ---------------------
         Dividend yield                                         -                         -
         Expected volatility                                    122%                      131%
         Risk-free rate of return                               2.61-3.12%                4.55-4.77%
         Expected option life, years                              5                       5

     The weighted average fair value for options granted under the Option Plans during the three months ended March 31, 2003 was $0.20. The weighted average fair value for options granted under the Option Plans during the three months ended March 31, 2002 was $0.68.


     The Black-Scholes and other option pricing models were developed for use in estimating fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions. The Company's employee stock options have characteristics significantly different than those of traded options, and changes in the subjective assumptions can materially affect the fair value estimate. Accordingly, in management's opinion, these existing models may not necessarily provide a reliable single measure of the fair value of employee stock options.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated condensed financial statements and related notes set forth in this quarterly report on Form 10-QSB under the caption "Part I - Financial Information -Consolidated Condensed Financial Statements."

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002.

     Revenues. Our total operating revenues increased by $229,730 (or approximately 40%) to $800,215 in the three months ended March 31, 2003, from $570,485 in the comparable prior year period. This increase was primarily attributable to the increase of $455,921 in our service revenue associated with Fruit of the Loom, offset by a decrease of $151,590 in license revenue.

     Cost of Revenues. Our total cost of revenues decreased $190,427 (or approximately 42%) to $261,454 in the three months ended March 31, 2003, from $451,881 in the comparable prior year period. This decrease was attributable to several factors, including staff reductions and lower labor costs of personnel necessary for project implementations, as well as the decrease in the human resource costs necessary to support the maintenance obligations associated with our license agreements. The reduction of these human resource costs was primarily attributable to the increase in efficiencies in our overall customer support operations and the successful execution during 2002 and in the first quarter of 2003 of our comprehensive cost control program described below under the heading "Liquidity and Capital Resources."

     Gross Profit and Margins. Our gross profit increased $420,157 (or approximately 354%) to $538,761 in the three months ended March 31, 2003, from $118,604 in the comparable prior year period. We experienced a corresponding gross margin increase to approximately 67% for the three months ended March 31, 2003 from approximately 21% for the comparable prior year period. This increase was attributable to the increase in the first quarter of 2003, both in absolute dollars and as a proportion of gross revenues, in our service revenues, where we generate some of our second highest margins; the decrease in the first quarter of 2003 in our third party hardware sales, where we generate our lowest margins; and the successful execution of our comprehensive cost control program described below under the heading "Liquidity and Capital Resources."

     Sales and Marketing Expenses. Our sales and marketing expenses decreased $81,052 (or approximately 44%) to $102,428 in the three months ended March 31, 2003, from $183,480 in the comparable prior year period. As a percentage of our quarterly revenues, sales and marketing expenses in the first quarter of this year decreased to 13% from 32% in the comparable quarter of last year. Sales and marketing expenses decreased primarily as a result of decreases in marketing salaries associated with staff reductions, as well as decreases in third party professional fees and public relations expenses realized as a consequence of our comprehensive restructuring and cost control program described below under the heading "Liquidity and Capital Resources."

     Research and Development Expenses. Our research and development expenses decreased $73,437 (or approximately 56%) to $57,745 in the three months ended March 31, 2003, from $131,182 in the comparable prior year period. As a percentage of our total quarterly revenues, research and development expenses in the first quarter of 2003 decreased to 7% from 23% in the comparable quarter of last year. The decrease for the first quarter of this year was primarily attributable to the relatively larger allocation of human resources in the first quarter of last year to research and development, as well as to the reductions in these expenses realized as a consequence of our comprehensive restructuring and cost control program described below under the heading "Liquidity and Capital Resources." Although our research and development expenses in the first quarter of this year decreased both in dollar amount and as a percentage of revenues from those incurred in the comparable quarter of last year, we anticipate that these expenses may increase in actual dollars on a quarterly basis. We expect, however, that they will continue to decrease as a percentage of our quarterly revenues, although not at the same rate as that was experienced from 2002 to 2003.

     General and Administrative Expenses. Our general and administrative expenses, excluding interest expense, decreased $86,250 (or approximately 14%) to $538,165 in the three months ended March 31, 2003, from $624,415 in the comparable prior year period. As a percentage of our quarterly revenues, general and administrative expenses in the first quarter of this year decreased to 67% from 109% in the comparable quarter of last year. The decrease for the first quarter of this year was primarily attributable to our comprehensive restructuring and cost control program described below under the heading "Liquidity and Capital Resources - Cost Control Program."

     Non-Operating Items. Other income and expenses decreased $228,038 (or approximately 50%) to $228,711 in the three months ended March 31, 2003, from $456,749 in the comparable prior year period, primarily as a consequence of a decrease in interest expense.

     Interest expense decreased 52% (or approximately $237,497) to $218,523 in the three months ended March 31, 2003 as compared to $456,020 in the comparable prior year period. The decrease in interest expense is attributable in part to the lower amount of our outstanding debt in 2003 as compared to 2002. The greatest portion ($214,801) of the decrease, however, is solely attributable to the intrinsic value approach that was applied to both the common stock purchase warrants and the conversion features of our private placements of convertible debt in 2001 and 2002, all as required by the application of Accounting Principles Board Opinion No. 14, Emerging Issues Task Force ("EITF") Issue No. 98-5 and EITF Issue No. 00-27.

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

Cash Flow Analysis

     Net cash provided by operating activities was $73,316 during the three months ended March 31, 2003, representing an increase of $640,897 from the $567,581 of net cash used in operating activities during the comparable prior year period. This significant turn-around to net cash provided by operations this quarter from net cash used in operations the first three months of last year was primarily a consequence of the cost control program implemented by executive management, as described in greater detail below under the caption "Liquidity and Capital Resources."

     Net cash used in investing activities was $138,204 during the three months ended March 31, 2003, representing an increase of $140,883 from net cash provided by investing activities of $2,679 during the comparable prior year period. This increase was associated with cash used in purchases of capital equipment and leasehold improvements in the first quarter of 2003 that were required for our recent office move described below under the caption "Liquidity and Capital Resources."

     Net cash provided by financing activities was $74,363 during the three months ended March 31, 2003, representing a decrease in cash provided by financing activities of $611,013 from the $685,376 of net cash provided by financing activities during the comparable prior year period. This decrease in cash provided by financing activities was attributable to the relatively larger amount of private financing in the form of convertible debentures and sales of common stock that took place during the first quarter of 2002 as compared to the first quarter of this year and the increase in cash used in the first quarter of 2003 to pay down certain notes payable.

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

Although we may seek to raise additional funds in 2003 from the private placement of additional debt, equity or equity-linked securities, we expect that we will experience difficulty in obtaining additional financing until our operating results or overall market conditions reflect sustained improvement.

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

     Included in our cost control program are measures that have resulted in substantial reductions in our largest cash expenditure categories of human resource and payroll-related expenses. Through March of 2003, these measures have included the reduction of over 50% in the number of our employees; the deferral of up to 61% in the compensation rates of our executive officers; reductions of up to 50% in the compensation rates for our remaining non-executive personnel; reductions of approximately 13% in the rates we pay for employee health insurance; scale-backs in our employee benefit programs; and substantial reductions in employee travel, accommodation and hiring costs. In addition, we have achieved significant cash flow relief through the discontinuance of non-essential third party consulting and service arrangements and the renegotiation of other third party contracts, including those in the areas of public relations, investor relations, financial advisory services, financial printing and industry research. During the remainder of 2003, in addition to the reductions outlined above, we intend to pursue additional reductions in operating expenses where appropriate.

     In addition to the cost reductions summarized above, in the first quarter of 2003, we reduced our annual lease and facilities costs by approximately 80%. During February of 2003, we moved to newly up-fitted offices closer to downtown Columbia. Under our former lease, which did not expire until October 31, 2004, we leased approximately 19,500 square feet at an annual gross rent of approximately $345,000. Our new facilities comprise approximately 7,200 square feet at an annual gross rent of approximately $36,000, with an annual up-fit cost of $30,000. Our gross rent under our new lease remains fixed during the entire ten-year term that expires in 2013. If the need to expand should arise, we have an option with our current landlord to rent contiguous office space of approximately 4,775 square feet at an annual gross rent of $19,100. In March 2003, we successfully terminated our former lease under which we had already accrued past due obligations of approximately $166,000. Under our termination and settlement agreement with our former landlord, our entire payment obligation to our former landlord, including obligations for past due rents and costs, is $160,000. This amount is being paid down, without interest, in 24 monthly installments ending in February 2005. The move to our new facilities and the termination of our former lease has reduced our facilities costs by over $435,000 through the 19 months that remained under the term of our former lease.

     Capital Expenditures.

     During the first quarter of 2003, we signed a $130,000 note payable for the leasehold improvements associated with our new office space described below. The note is amortized over 10 years and carries an annual interest rate of 10%. We currently do not have any commitments or budgeted needs during the remainder of 2003 for any material capital expenditures, including purchases of furniture, fixtures or equipment. In the absence of any substantial infusion of growth capital or an unexpected increase in our expected gross margin for 2003, we do not expect our capital expenditure plans for the next twelve months to change.

     Debt and Other Payables.

     On December 31, 2001, we achieved almost complete debt service relief for 2002 and 2003 through the restructuring of substantially all of our short-term and long-term debt into convertible debentures and notes. Under the restructured debt instruments as originally in effect, approximately 80% of the entire principal balance of the restructured debt was not payable until January 1, 2004. Substantially all of the remaining 20% was payable during January of 2003. Effective January 1, 2003, the holders of substantially all of that remaining 20% agreed to extend the January 2003 maturity date until January of 2004. In addition, the holders of the debt scheduled to mature in January 2003 agreed to extend until May 31, 2003 the due date for the first of the two annual interest installments that earlier had been been extended to April 30, 2003.

     In the months since the issuance of the company's currently outstanding convertible debt, a portion of the principal and accrued interest on the debt has been converted, by its holders, into shares of our common stock. These and other holders of the convertible debt may elect to convert additional amounts of this debt into common stock prior to the maturity date in January of 2004. These debt conversions have reduced, and if continued in 2003, will continue to reduce the company's short-term debt obligations. For additional information regarding our outstanding investor debt, please refer to the matters described above under the caption "Sources of Operating Capital" and the matters described elsewhere in this report under the caption "Risk Factors That May Affect Our Financial Condition and Operating Results."

     With respect to our trade accounts payable, we have established long-term payout arrangements with respect to substantially all of our unsecured creditors. In addition, where permitted under securities laws, we have satisfied and expect to continue to satisfy certain of our unsecured obligations to third parties through restricted stock grants.

     Additional Capital.

     As noted above, during 2002, we raised approximately $984,000 through the private placement of common stock, two-year convertible debentures and common stock purchase warrants. We may seek to raise additional funds in 2003 from the private placement of additional debt, equity or equity-linked securities. Because of several factors, including the operating, market and industry risks associated with an investment in our common stock; the inclusion of a going concern paragraph in our annual and quarterly financial reports; the fact that our common stock is traded on the Over-the-Counter Bulletin Board maintained by the NASD; the continued weakness in the capital markets in general and the technology sectors in particular; and the other factors described in this report under the heading "Risk Factors That May Affect Our Financial Condition and Operating Results," we believe we will experience difficulty in obtaining additional financing until our operating results or overall market conditions reflect sustained improvement.

     As a consequence of our comprehensive restructuring and cost control program described above under the caption "Cost Control Program," we have achieved substantial cash flow relief during the past twelve months. In the absence of any substantial infusion of growth capital or a significant increase in customer revenues over the amounts included in our budget for the remainder of 2003, we have not budgeted for any material increase in these monthly cash payments, and as noted above, we will continue in 2003 to pursue further reductions in our monthly cash payment obligations. We expect that the proceeds from revenues generated from our operations will be adequate to meet our projected working capital and other cash requirements for at least the next twelve months. Management intends to closely monitor the company's progress and to further reduce our expenses if our marketing and sales strategies do not result in sufficient new revenues within a reasonable period of time. Any such reduction will involve scaling back, delaying or postponing any development activities that are not essential at that time in order for the company to achieve its stated objectives. In any event, our working capital deficit may continue to grow unless we are able to sustain revenues sufficient to meet expenditure levels, or our expenditure levels are further reduced.

Critical Accounting Policies.

     We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements included in our annual report on Form 10-KSB for the year ended December 31, 2002. We consider these accounting policies to be critical accounting policies. Certain accounting policies require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and in the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment.
The judgments and assumptions we use are based on historical experience and other factors that we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and from estimates that could have a material impact on our reported results.

Regulatory Matters.

     We are not aware of any current recommendations by regulatory authorities, which, if they were to be implemented, would have a material adverse effect on liquidity, capital resources, or operations.

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

     Scope of the Controls Evaluation

     The Chief Executive Officer and Chief Financial Officer evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company, and the effect of the controls on the information generated for use in this report. In the course of the controls evaluation, we sought to identify data errors, controls problems, or acts of fraud, and to confirm that appropriate corrective actions, including process improvements, were being undertaken. This kind of evaluation is performed on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-QSB and in our annual reports on Form 10-KSB that we will file with the Securities and Exchange Commission. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our company and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

     Among other matters, we sought in our controls evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important, both for the controls evaluation generally, and because Items 5 and 6 in the Section 302 Certifications of the included in this report, require that the Chief Executive Officer and Chief Financial Officer disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of this report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions." These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case, we considered what revision, improvement and/or correction, if any, were necessary to make in accord with our on-going procedures.

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

     At March 31, 2003, we had approximately $2.8 million in outstanding debt under convertible debentures and notes that we issued in 2001 and in 2002. This debt has a security interest in all of our assets, including our proprietary technologies. Of this amount, approximately $300,000 in principal and interest is due during the remainder of 2003, and the remainder is due during the first quarter of 2004.

     In the months since the issuance of the company's currently outstanding convertible debt, holders of a portion of this debt have converted the principal and accrued interest on all or a portion of their debt into common stock. These and other holders of the convertible debt may indicate their desire to convert additional amounts of their debt into common stock during the current year. Although these conversions have reduced and will continue to reduce the company's principal and interest obligations, we expect that in the first quarter of 2004 we may still be faced with principle and interest obligations on the remaining convertible debt that we will not be able to satisfy from currently projected cash flows from operations. Accordingly, unless our cash flow is substantially greater than currently projected, we will need to renegotiate the amount and timing of payments on any substantial amount of this debt that is not converted into equity prior to January 2004. While we believe we will be able to restructure such debt under terms that are reasonable to the company, we cannot provide any assurance that we will be able to finalize any definitive agreement with the holders of any significant portion of this debt that remains outstanding at the end of this year.

     At March 31, 2003, we owed $203,326 in federal payroll taxes and $18,632 in state payroll taxes, including interest and penalties. These taxes relate to payrolls in the second and third quarters of 2002. Our tax obligations have continued to decline since August of last year through the periodic tax payments we have made and are continuing to make under arrangements with both federal and state tax authorities. We expect to have all past due state payroll tax obligations fully satisfied by the middle of 2003, and we expect to have all past due federal tax obligations fully satisfied by the middle of 2004. In the meantime, the Internal Revenue Service has placed a lien on all of our assets until our second quarter 2002 payroll tax obligation (currently $105,308) to them is satisfied.

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

     Our independent accountants' report for our most recent year-end audit and the notes to our year-end 2002 audited financial statements included in our report on Form 10-KSB for the year ended December 31, 2002 identify factors that, in the opinion of our independent accountants, raise substantial doubts about our ability to continue as a going concern. For additional information regarding this report, please refer to Note 4 to our unaudited condensed consolidated financial statements included in this report on Form 10-QSB and to
Note 1 to our audited financial statements included in our annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2002.

Substantially all of our revenue over the past eighteen months has been associated with only one customer, the loss of whom would severely jeopardize our ability to maintain our operations.

     In 2002, our largest customer accounted for more than 88% of our revenue, and our second largest customer accounted for more than 10% of our revenue. Consequently, the loss of our largest customer would have a material adverse effect on our revenue and would likely result in the cessation of our operations if we are not otherwise able to expand our revenue base. Even if we are successful in growing the size and depth of our customer base, we have historically generated substantially all of our revenue from a limited number of customers, substantially all of which are in the manufacturing industry. We remain focused on expanding our sales and marketing efforts toward companies in other industries and other vertical markets, particularly for business-to-business integration. Nevertheless, we expect that a small number of customers in the manufacturing industry will continue to account for a substantial portion of our revenue for the foreseeable future. Any significant decline in the demand for, and market acceptance of, our software in the manufacturing industry would hurt our ability to execute our business plan in the short-term. Even if we expand our customer base, we believe that our current customers will continue to provide a substantial portion of our revenue through additional license, implementation services and maintenance fees. Moreover, if we successfully market our products in new vertical markets, we expect that customers in some of those new vertical markets are likely to have different requirements and may require us to change our product design or features, sales methods, support capabilities or pricing policies. Any failure by us to successfully address any new vertical markets will have an adverse effect on our results of operations.

We have a large accumulated deficit, we expect future losses, and we may never achieve or maintain profitability.

     Excluding the third quarter of last year, we have experienced operating losses in each of our fiscal years since January 1, 1995. As of December 31, 2002, we had an accumulated deficit of approximately $23.29 million. In addition, since 1997, we have continued to allocate a substantial proportion of our internal resources to activities associated with the development, marketing and sale of our current suite of new software products. During the last three years, we have also undertaken a complete restructuring of our sales and marketing organization and have commenced several new customer acquisition strategies. This strategy of increased emphasis on new product development and the suspension of much of our traditional sales activities while we began implementing our sales team reorganization resulted in a substantial reduction in our traditional service revenues during the affected periods. Despite our history of losses, we believe it is vital to our future success that we continue to allocate working capital toward our sales and marketing strategies, although at a lower percentage of revenue than our allocation of working capital in this area during our most recent fiscal years.

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

     Our ability to successfully offer products and services and implement our business plan in our rapidly evolving markets requires an effective planning and management process. During the latter part of 2001 and the first eight months of 2002, we restructured our entire executive, administrative and operating teams in order to achieve greater efficiencies in execution, better allocation of skills across departments and better project tracking. In connection with that restructuring, we have reduced by over 50% the number of our employees from a high of approximately 60 employees during 2001 to 27 at the end of March 2003. We anticipate that if we are able to achieve our anticipated growth in our customer base during 2003, we will need to increase the number of our employees in some areas later this year. In the meantime, the staffing requirements necessary to support our existing business and our growth strategies have placed a significant strain on our currently reduced management systems, infrastructure and resources. If we are able to achieve our anticipated growth in our customer base, concurrently with the need to expand, train and manage our workforce, we expect that we will also be required to manage an increasing number of relationships with these new customers, various strategic alliance partners and other third parties. Failure to expand any of the foregoing areas efficiently and effectively could interfere with and possibly limit our ability to expand our business as a whole.

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

     The market for our products is intensely competitive, evolving, and subject to rapid technological change. We expect the intensity of competition to increase in the future. As a result of increased competition, we may have to reduce the prices of our products and services, and we may experience reduced gross margins and loss of market share, any one of which could significantly reduce our future revenues and operating results. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, as well as better name recognition and larger customer bases than we do. These competitors may be able to develop products comparable or superior to those offered by us, or adapt more quickly than we can to new technologies, evolving industry trends or customer requirements. They are also positioned to devote greater resources to the development, promotion and sale of their products than we are. Accordingly, we may not be able to compete effectively in our markets, and competition may intensify and harm our business and its operating results. If we are not successful in developing enhancements to existing products and new products in a timely manner, garnering customer acceptance or generating average licensing prices, our gross margins may decline and cause our business and operating results to suffer. For additional information on our competitive posture in our industry, please refer to the description set forth in our annual report on Form 10-KSB for the year ended December 31, 2002, under the caption "Item 1 - Description of Business - Competition and Markets."

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

     The market for our current suite of software products is characterized by:

        -    rapid technological change
        -    frequent new product introductions and enhancements-
        -    uncertain product life cycles
        -    changing customer requirements
        -    evolving industry standards

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

     Trading in our common stock has historically been very limited and has made the market price of our common stock vulnerable to significant fluctuations. At March 31, 2003, we had 22,286,058 outstanding shares of common stock, with an additional 8,121,556 shares of common stock issuable upon the exercise of employee stock options and common stock purchase warrants and an additional 25,563,091 shares issuable upon conversion of debt which would total 55,914,905 shares at March 31, 2003, if all of the outstanding options and warrants were exercised and all of the outstanding debt was converted.

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

     We expect that our current cash balance and cash from expected sales of our products and services should be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Nevertheless, even if we are successful in realizing our expected 2003 sales objectives, we expect that we will still require additional third party financing in the future to implement our growth strategies and achieve our long-term objectives. In light of the recent downward trends experienced by the capital markets, we cannot be certain that we will be able to obtain additional debt or equity financing on favorable terms, or at all. If we obtain additional equity financing, our shareholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness or that force us to maintain specified liquidity or other ratios, any of which could harm our business. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

Item 2.  Changes in Securities

     During the three months ended March 31, 2003, we issued the securities listed below in a transaction that was registered under the Securities Act of 1933 in reliance upon the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of that act. Those sections of the act exempt from registration any securities transactions that do not involve a general solicitation and in which recipients of the securities acquiring them solely for investment, provided the recipients also possess requisite financial sophistication and, subject to some limitations, are provided with certain information regarding the company. We believe that the recipient involved in the transaction described below was given or had access to detailed financial and other information with respect to our company and possessed requisite financial sophistication.

     On March 10, 2003, we issued 55,800 shares of our common stock to a third party consultant as part of our compensation arrangement with the consultant. Using the closing price of our stock as quoted on the Over-the-Counter-Bulletin Board the aggregate fair market value of the shares was $11,160.

Item 3.  Defaults Upon Senior Securities

         This item is not applicable.

Item 4.  Submission of Matters to Vote of Security Holders

         This item is not applicable.

Item 5.  Other Information

         This item is not applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits. Please refer to the Exhibit Index that follows the "Signatures" and "Certifications" pages of this report.

     (b) Reports on Form 8-K. The company did not made a filing on Form 8-K during the three months ended March 31, 2003.


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


Date: May 15, 2003              INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                                               (Registrant)


                                            By:      /s/ GEORGE E. MENDENHALL
                                                     ---------------------------
                                                      George E. Mendenhall
                                                      Chief Executive Officer



                                            By:      /s/ WILLIAM S. MCMASTER
                                                     ---------------------------
                                                     William S. McMaster
                                                     Chief Financial Officer

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

Date:  May 15, 2003                                  /s/ GEORGE E. MENDENHALL
                                                     ---------------------------
                                                       George E. Mendenhall
                                                       Chief Executive Officer

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

Date: May 15, 2003                                   /s/ WILLIAM S. MCMASTER
                                                       -------------------------
                                                         William S. McMaster
                                                         Chief Financial Officer

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

10.8. Integrated Business Systems and Services, Inc. Stock Option Plan (incorporated by reference to Exhibit 6.18 to the Company's Form 1-A filed July 9, 1997).

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

10.12 Nonqualified Stock Option Agreement dated as of May 30, 2000 between the Company and William S. McMaster (incorporated by reference to Exhibit
      10.15 to the Company's Form 10-KSB for the year ended December 31, 2000).

10.13 Promissory Note dated March 15, 2002 between the Company and Fitz-John Creighton McMaster (incorporated by reference to Exhibit 10.13 to the Company's Form 10-QSB for the three month period ended September 30,
      2002).

10.14 Promissory Note dated March 15, 2002 between the Company and Rice Street Associates, LLC (incorporated by reference to Exhibit 10.14 in the Company's Form 10-QSB for the three-month period ended September 30,
      2002).

10.15 Second Amendment to and Restated Promissory Note dated August 15, 2001 between the Company and Kirkman Finlay III (incorporated by reference to Exhibit in the Company's Form 10-QSB for the three-month period ended September 30, 2002).

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

10.31 Letter Agreement between the Company and Donald R. Futch effective September 1, 2002 with respect to cash compensation deferral (incorporated by reference to Exhibit 10.31 in the Company's Form 10-KSB for the twelve-month period ended December 31, 2002).

10.32 Letter Agreement between the Company and Stuart E. Massey effective September 1, 2002 with respect to cash compensation deferral (incorporated by reference to Exhibit 10.32 in the Company's Form 10-KSB for the twelve-month period ended December 31, 2002).

10.33 Letter Agreement between the Company and William S. McMaster effective September 1, 2002 with respect to cash compensation deferral (incorporated by reference to Exhibit 10.33 in the Company's Form 10-KSB for the twelve-month period ended December 31, 2002)..

10.34 Letter Agreement between the Company and George E. Mendenhall effective September 1, 2001 with respect to cash compensation deferral (incorporated by reference to Exhibit 10.34 in the Company's Form 10-KSB for the twelve-month period ended December 31, 2002).

10.50 Lease Agreement between the Company and Pinebelt, LLC dated October 8, 2002 with respect to property at 1601 Shop Road, Ste E, Columbia, S.C.

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

EXHIBIT 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report of Integrated Business Systems and Services, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George E. Mendenhall, Chief Executive Officer of the Company, certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


May 15, 2003                   /s/ GEORGE E. MENDENHALL
                               ------------------------
                                  George E. Mendenhall
                                  Chief Executive Officer
                                  Integrated Business Systems and Services, Inc.

EXHIBIT 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report of Integrated Business Systems and Services, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William S. McMaster, Chief Financial Officer of the Company, certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


May 15, 2003                  /s/ WILLIAM S. MCMASTER
                              -----------------------
                                  William S. McMaster
                                  Chief Financial Officer
                                  Integrated Business Systems and Services, Inc.