Form 10-Q
period 2003-06-30
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2003-08-18
CIK 1040863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

[_] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ___________

Commission file number:  0-24031


                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                 ----------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                  South Carolina                              57-0910139
-------------------------------------------           --------------------------
         (State or Other Jurisdiction of                    (IRS Employer
          Incorporation or Organization)                  Identification No.)

             1601 Shop Road, Suite E
             Columbia, South Carolina                             29201
-------------------------------------------           --------------------------
  (Address of Principal Executive Offices)                      (Zip Code)


--------------------------------------------------------------------------------
                 (Former Address, if Changed Since Last Report)

   Small Business Issuer's Telephone Number, Including Area Code: 803-736-5595
                                                                  ------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the small business issuer's classes of common equity, as of the latest practicable date:

  22,307,923 shares of no par value common stock outstanding at August 7, 2003.


Transitional Small Business Disclosure Format (check one)  ( )  Yes  (X)  No

                 Integrated Business Systems and Services, Inc.
                                   Form 10-QSB
                           Quarter Ended June 30, 2003
                                Table of Contents

                                                                                                                      Page Number
PART I         FINANCIAL INFORMATION

               Item 1.    Consolidated Condensed Financial Statements:

                          Consolidated Condensed Balance Sheets as of June 30, 2003 and December 31, 2002                  3

                          Consolidated Condensed Statements of Operations for the three months and six months ended
                          June 30, 2003 and 2002, respectively                                                             4

                          Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2003
                          and 2002, respectively                                                                           5

                          Notes to Consolidated Condensed Financial Statements                                             6

               Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations           10

                          Risk Factors That May Affect Our Financial Condition and Operating Results                      16


               Item 3.    Controls and Procedures                                                                         24

PART II        OTHER INFORMATION

               Item 1.    Legal Proceedings                                                                               25

               Item 2.    Changes in Securities                                                                           25

               Item 3.    Defaults Upon Senior Securities                                                                 25

               Item 4.    Submission of Matters to Vote of  Security Holders                                              25

               Item 5.    Other Information                                                                               26

               Item 6.    Exhibits and Reports on Form 8-K                                                                26

               Signatures                                                                                                 27
               Section 302 Certifications                                                                                 28
               Exhibit Index                                                                                              30

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
Item 1.  Consolidated Condensed Financial Statements


                 Integrated Business Systems and Services, Inc.
                      Consolidated Condensed Balance Sheets


                                                                                    June 30, 2003     December 31, 2002
ASSETS:                                                                              (unaudited)          (audited)
                                                                                 ---------------------------------------

Current assets:
      Cash and cash equivalents                                                   $          127,744    $        55,874
      Accounts receivable, trade, net                                                        118,226            202,970
      Interest receivable                                                                     29,222             26,539
      Other prepaid expenses                                                                  16,139             63,809
                                                                                 ---------------------------------------
Total current assets                                                                         291,331            349,192

Capitalized software costs, net                                                              152,233            241,294
Property and equipment, net                                                                  449,815            399,849
Related party receivable                                                                      13,803             18,200
Other assets                                                                                  38,479             11,479
                                                                                 ---------------------------------------

Total assets                                                                      $          945,661    $     1,020,014
                                                                                 =======================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY):
Current liabilities:
      Notes payable                                                               $          586,000    $       696,000
      Current portion of long-term debt                                                    2,362,882            150,000
      Accounts payable                                                                       141,801            190,423
      Accrued liabilities:
                Compensation and benefits                                                    631,893            519,576
                Payroll taxes                                                                149,371            241,726
                Professional fees                                                            154,830            170,920
                Interest payable                                                             610,500            377,857
                Other                                                                        151,901            133,614
      Deferred revenue                                                                        56,275             73,327
                                                                                 ---------------------------------------
Total current liabilities                                                                  4,845,453          2,553,443

Long-term debt, net of current portion                                                       119,186          2,051,488
                                                                                 ---------------------------------------

Total liabilities                                                                          4,964,639          4,604,931
                                                                                 ---------------------------------------

Shareholders' equity (deficiency):
Common stock, no par value per share, 100,000,000 shares authorized,
      22,303,672 and 22,230,258 shares outstanding at
      June 30, 2003 and December 31, 2002, respectively                                   19,979,753         19,877,678
Notes receivable officers/directors                                                         (131,080)          (131,080)
Unearned compensation                                                                              -            (42,581)
Accumulated deficit                                                                      (23,867,651)       (23,288,934)
                                                                                 ---------------------------------------
Total shareholders' equity (deficiency)                                                   (4,018,978)        (3,584,917)
                                                                                 ---------------------------------------

Total liabilities and shareholders' equity                                        $          945,661    $     1,020,014
                                                                                 =======================================

     The accompanying notes are an integral part of these consolidated condensed financial statements.

                 Integrated Business Systems and Services, Inc.
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)



                                                                         Three Months                 Six Months
                                                                        Ended June 30,              Ended June 30,
                                                                  ------------------------------------------------------
                                                                      2003          2002          2003          2002
                                                                  ------------------------------------------------------
Revenues:

Services                                                          $   765,437   $   641,812   $ 1,532,101   $   952,555
Licenses                                                                    -       105,000             -       256,590
Maintenance and support                                                 8,526        24,402        17,052        48,803
Hardware - third party                                                      0           571        25,024        82,947
Other                                                                       -         1,162             -         2,325
                                                                  ------------------------------------------------------

      Total revenues                                                  773,963       772,947     1,574,177     1,343,220

Cost of revenues                                                      288,364       318,949       549,817       770,830
                                                                  ------------------------------------------------------

      Gross profit                                                    485,599       453,998     1,024,360       572,390
                                                                  ------------------------------------------------------

Operating expenses:

Sales and marketing                                                    82,006       145,565       184,434       328,045
Research and development                                               43,873       121,863       101,618       253,045
General and administrative                                            374,482       637,138       917,483     1,265,080
                                                                  ------------------------------------------------------

     Total operating expenses                                         500,361       904,566     1,203,535     1,846,170
                                                                  ------------------------------------------------------

Loss from operations                                                  (14,762)     (450,568)     (179,175)   (1,273,780)
                                                                  ------------------------------------------------------

Interest and miscellaneous income                                       6,252         2,391        16,367         4,801
Interest expense                                                     (181,920)     (183,285)     (400,444)     (639,305)
Loss on sale of assets                                                      -             -       (15,465)            -
                                                                  ------------------------------------------------------

     Total other expenses                                            (175,668)     (180,894)     (399,542)     (634,504)
                                                                  ------------------------------------------------------

Net Loss                                                          $  (190,430)  $  (631,462)  $  (578,717)  $(1,908,284)
                                                                  ------------------------------------------------------

Basic loss per share                                              $     (0.01)  $     (0.04)  $     (0.03)  $     (0.11)

Basic weighted average shares outstanding                          22,287,769    17,792,321    22,265,955    17,792,321

     The accompanying notes are an integral part of these consolidated condensed financial statements.

                 Integrated Business Systems and Services, Inc.
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                         Six months ended
                                                                                ----------------------------------
                                                                                             June 30,
                                                                                ----------------------------------

                                                                                    2003               2002
                                                                                ----------------------------------

Net loss                                                                        $    (578,717)    $    (1,908,284)
Adjustments to reconcile net loss to cash provided by (used in):
Operating activities
     Depreciation/amortizaton                                                          73,573              76,380
     Amortization of software costs                                                    89,061              89,609
     Non-cash interest expense                                                        153,150             460,442
     Issuance of stock in payment of accounts payable                                  11,158             104,446
     Loss on disposition of fixed assets                                               15,465                   -
     Non-cash compensation                                                            133,322                   -
Changes in operating assets and liabilities:
     Accounts receivable decrease                                                      84,744             219,712
     Interest receivable increase                                                      (2,683)             (4,356)
     Unbilled revenue decrease                                                              -              38,856
     Prepaid expenses and other assets increase (decrease)                             20,670              (7,649)
     Accounts payable decrease                                                        (48,622)           (172,249)
     Accrued expenses increase                                                        254,802             375,315
     Deferred revenue increase (decrease)                                             (17,052)            (35,158)
                                                                                ----------------------------------
Cash provided by (used in) in operating activities                                    188,871            (762,936)
                                                                                ----------------------------------

Investing activities
     Purchases of property and equipment                                             (139,004)               (560)
     Related party receivables, net                                                     4,397               6,495
                                                                                ----------------------------------
Cash (used in) provided by investing activities                                      (134,607)              5,935
                                                                                ----------------------------------

Financing activities
     Proceeds on notes payable, net                                                         -             839,000
     Payments on notes payable                                                       (110,000)           (134,898)
     Payments on long term debt                                                        (1,933)                  -
     Proceeds from issuance of long-term debt                                         129,363                   -
     Proceeds from sale of common stock                                                     -             100,000
     Proceeds from exercise of common stock options
         and warrants                                                                     176              11,097
                                                                                ----------------------------------
Cash provided by financing activities                                                  17,606             815,199
                                                                                ----------------------------------

Net increase in cash                                                                   71,870              58,198
Cash and cash equivalents at beginning of period                                       55,874               6,100
                                                                                ----------------------------------
Cash and cash equivalents at end of period                                      $     127,744     $        64,298
                                                                                ==================================


     The accompanying notes are an integral part of these consolidated condensed financial statements.

                 Integrated Business Systems and Services, Inc.
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for consolidated condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, please refer to the audited financial statements and footnotes thereto included in the company's Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

2.       Basis of Consolidation

         In 2002 and 2003, the consolidated financial statements include the accounts of Integrated Business Systems and Services, Inc. and its majority-owned subsidiary, Synamco, LLC (collectively, the "company").

3.       Earnings Per Share

         Net loss per share of common stock amounts presented on the face of the consolidated statements of operations have been computed based on the weighted average number of shares of common stock outstanding in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Stock warrants and stock options were not included in the calculation of diluted loss per share because the company has experienced operating losses in all periods presented, and therefore, the effect would be anti-dilutive.

4.       Going Concern

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated condensed financial statements, at June 30, 2003, the company had a working capital deficiency of approximately $4.5 million and an accumulated deficit of approximately $23.8 million. Ultimately, the company's viability as a going concern is dependent upon its ability to continue to generate positive cash flows from operations, maintain adequate working capital and obtain satisfactory long-term financing. However, there can be no assurances that the company will be successful in each or any of the above endeavors.

         The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the company be unable to continue as a going concern. The company's plans include the measures described in the following paragraphs, although it is not possible to predict the ultimate outcome of the company's efforts. The measures described below are also addressed elsewhere in this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Cost Control Program - During September of 2001, in connection with the company's executive managements' restructuring of internal operations and in response to the need to reduce costs in connection with lower than expected year-to-date revenues, the company commenced a comprehensive cost control program. The implementation of that program is continuing. By the end of June 2003, the monthly cash payments necessary to fund continuing operational expenses had decreased by over 70% as compared to the monthly cash required for operations prior to the commencement of the cost control program.

         Included in the cost control program are measures that have resulted in substantial reductions in the largest cash expenditure categories of human resource and payroll-related expenses. Through June of 2003, these measures have included the reduction of over 50% in the number of employees; the deferral of up to 61% in the compensation rates of executive officers; reductions of up to 50% in the compensation rates for the company's remaining non-executive personnel; reductions of approximately 13% in the rates paid for employee health insurance; scale-backs in employee benefit programs; and substantial reductions in employee travel, accommodation and hiring costs. In addition, the company has achieved significant cash flow relief through the discontinuance of non-essential third party consulting and service arrangements and the renegotiation of other third party contracts, including those in the areas of public relations, investor relations, financial advisory services, financial printing and industry research. During the remainder of 2003, in addition to the reductions outlined above, the company intends to pursue additional reductions in operating expenses where appropriate.

         In addition to the cost reductions summarized above, in the first quarter of 2003, the company reduced its annual lease and facilities costs by approximately 80%. During February of 2003, the company moved to newly up-fitted offices closer to downtown Columbia. Under its former lease, which did not expire until October 31, 2004, the company leased approximately 19,500 square feet at an annual gross rent of approximately $345,000. The new facilities comprise approximately 7,200 square feet at an annual gross rent of approximately $36,000, with an annual up-fit cost of $20,400. The gross rent under the new lease remains fixed during the entire ten-year term that expires in 2013. If the need to expand should arise, the company has an option with its current landlord to rent contiguous office space of approximately 4,775 square feet at an annual gross rent of $19,100. In March 2003, the company successfully terminated its former lease under which had already accrued past due obligations of approximately $166,000. Under the termination and settlement agreement with the company's former landlord, the entire payment obligation to its former landlord, including obligations for past due rents and costs, is $160,000. This amount is being paid down, without interest, in 24 monthly installments ending in February 2005. The move to its new facilities and the termination of the former lease has reduced facilities costs by over $435,000 through the 19 months that remained under the term of the former lease.

         Capital Expenditures - The company currently does not have any commitments or budgeted needs during the remainder of 2003 for any material capital expenditures, including purchases of furniture, fixtures or equipment. In the absence of any substantial infusion of growth capital or an unexpected increase in its expected gross margin for 2003, the company does not expect its capital expenditure plans for the next twelve months to change.


         Debt and Other Payables - On December 31, 2001, the company achieved almost complete debt service relief for 2002 and 2003 through the restructuring of substantially all of its short-term and long-term debt into convertible debentures and notes. Under the restructured debt instruments as originally in effect, approximately 80% of the entire principal balance of the restructured debt was not payable until January 1, 2004. Substantially all of the remaining 20% was payable during January of 2003. Effective January 1, 2003, the holders of substantially all of that remaining 20% agreed to extend the January 2003 maturity date until January of 2004. In addition, the holders of the debt scheduled to mature in January 2003 agreed to extend until May 31, 2003 the due date for the first of the two annual interest installments that earlier had been extended to April 30, 2003.


         In the months since the issuance of the currently outstanding convertible debt, a portion of the principal and accrued interest on the debt has been converted by its holders into shares of the company's common stock. These and other holders of the convertible debt may elect to convert additional amounts of this debt into common stock prior to the maturity date in January of 2004. These debt conversions have reduced, and if continued in 2003, will continue to reduce the company's short-term debt obligations. For additional information regarding the company's outstanding investor debt, please refer to the matters described above under the caption "Sources of Operating Capital" and the matters described elsewhere in this report under the caption "Risk Factors That May Affect Our Financial Condition and Operating Results."

         With respect to its trade accounts payable, the company has established long-term payout arrangements with respect to substantially all of its unsecured creditors. In addition, where permitted under securities laws, the company has satisfied and expects to continue to satisfy certain of its unsecured obligations to third parties through restricted stock grants.

         Additional Capital - During 2002, the company raised approximately $984,000 through the private placement of common stock, two-year convertible debentures and common stock purchase warrants. It may seek to raise additional funds in 2003 from the private placement of additional debt, equity or equity-linked securities. Because of several factors, including the operating, market and industry risks associated with an investment in its common stock; the inclusion of a going concern paragraph in its annual and quarterly financial reports; the fact that its common stock is traded on the Over-the-Counter Bulletin Board maintained by the NASD; the continued weakness in the capital markets in general and the technology sectors in particular; and the other factors described in this report under the heading "Risk Factors That May Affect Our Financial Condition and Operating Results," the company believes it will experience difficulty in obtaining additional financing until its operating results or overall market conditions reflect sustained improvement.

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

5.     New Accounting Standards


         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require in both annual and interim financial statements prominent disclosures about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the quarterly period ended June 30, 2003.

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

         In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as defined by SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.

         In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). This statement specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities.



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

         Had compensation cost for options granted under the company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the company's net income and earnings per share would have changed to the pro forma amounts listed below:


                                                                   Six Months Ended June 30,
                                                                  2003                   2002
                                                           -------------------    -------------------
          Net loss:
          As reported                                              $(587,717)          $ (1,908,284)
          Add:  stock-based compensation expense
              included in reported net income
                                                                      133,322                      -
          Deduct: stock-based compensation expense
              determined under the fair value based
              method for all awards                                 (189,488)              (455,575)
                                                           -------------------    -------------------
          Pro forma net loss                                       $(643,883)           $(2,363,859)
                                                           ===================    ===================

          Net loss per common share:
              As reported:
                Basic and diluted                          $        (0.03)        $        (0.11)
              Pro forma:
                Basic and diluted                          $        (0.03)        $        (0.13)


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



                                                                Six Months Ended June 30,

                                                             2003                      2002
                                                     ----------------------    ---------------------
         Dividend yield                                        -                        -
         Expected volatility                                122-141%                  122-141%
         Risk-free rate of return                         2.61-6.04%                4.53-6.04%
         Expected option life, years                           5                        5


         The weighted average fair value for options granted under the Option Plans during the six months ended June 30, 2003 was $0.20. The weighted average fair value for options granted under the Option Plans during the six months ended June 30, 2002 was $0.68.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated condensed financial statements and related notes set forth in this quarterly report on Form 10-QSB under the caption "Part I - Financial Information - Consolidated Condensed Financial Statements."


Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

         Revenues. Our total operating revenues increased by $1,016 (or approximately .1%) to $773,963 in the three months ended June 30, 2003, from $772,947 in the comparable prior year period. This increase was primarily attributable to the increase of $123,625 in our service revenue associated with Fruit of the Loom, offset by a decrease of $105,000 in license revenue.

         Cost of Revenues. Our total cost of revenues decreased $30,585 (or approximately 10%) to $288,364 in the three months ended June 30, 2003, from $318,949 in the comparable prior year period. This decrease was attributable to several factors, including staff reductions and lower labor costs of personnel necessary for project implementations, as well as the decrease in the human resource costs necessary to support the maintenance obligations associated with our license agreements. The reduction of these human resource costs was primarily attributable to the increase in efficiencies in our overall customer support operations and the successful execution during 2002 and in the second quarter of 2003 of our comprehensive cost control program described below under the heading "Liquidity and Capital Resources."

         Gross Profit and Margins. Our gross profit increased $31,601 (or approximately 7%) to $485,599 in the three months ended June 30, 2003, from $453,998 in the comparable prior year period. We experienced a corresponding gross margin increase to approximately 63% for the three months ended June 30, 2003 from approximately 59% for the comparable prior year period. This increase was attributable to the increase in the second quarter of 2003, both in absolute dollars and as a proportion of gross revenues, in our service revenues, where we generate some of our highest margins; the decrease in the second quarter of 2003 in our third party hardware sales, where we generate our lowest margins; and the successful execution of our comprehensive cost control program described below under the heading "Liquidity and Capital Resources."


         Sales and Marketing Expenses. Our sales and marketing expenses decreased $63,559 (or approximately 44%) to $82,006 in the three months ended June 30, 2003, from $145,565 in the comparable prior year period. As a percentage of our quarterly revenues, sales and marketing expenses in the second quarter of this year decreased to 11% from 19% in the comparable quarter of last year. Sales and marketing expenses decreased primarily as a result of decreases in marketing salaries associated with staff reductions, as well as decreases in third party professional fees and public relations expenses realized as a consequence of our comprehensive restructuring and cost control program described below under the heading "Liquidity and Capital Resources."


         Research and Development Expenses. Our research and development expenses decreased $77,990 (or approximately 64%) to $43,873 in the three months ended June 30, 2003, from $121,863 in the comparable prior year period. As a percentage of our total quarterly revenues, research and development expenses in the second quarter of 2003 decreased to 6% from 16% in the comparable quarter of last year. The decrease for the second quarter of this year was primarily attributable to the relatively larger allocation of human resources in the second quarter of last year to research and development, as well as to the reductions in these expenses realized as a consequence of our comprehensive restructuring and cost control program described below under the heading "Liquidity and Capital Resources." Although our research and development expenses in the second quarter of this year decreased both in dollar amount and as a percentage of revenues from those incurred in the comparable quarter of last year, we anticipate that these expenses may increase in actual dollars on a quarterly basis. We expect, however, that they will continue to decrease as a percentage of our quarterly revenues, although not at the same rate as that was experienced from 2002 to 2003.

         General and Administrative Expenses. Our general and administrative expenses, excluding interest expense, decreased $262,656 (or approximately 41%) to $374,482 in the three months ended June 30, 2003, from $637,138 in the comparable prior year period. As a percentage of our quarterly revenues, general and administrative expenses in the second quarter of this year decreased to 48% from 82% in the comparable quarter of last year. The decrease for the second quarter of this year was primarily attributable to our comprehensive restructuring and cost control program described below under the heading "Liquidity and Capital Resources - Cost Control Program."

         Non-Operating Items. Other income and expenses decreased $5,226 (or approximately 3%) to $175,668 in the three months ended June 30, 2003, from $180,894 in the comparable prior year period. The largest expense in this category is Interest expense. Interest expense decreased approximately 1% (or approximately $1,365) to $183,285 in the three months ended June 30, 2003 as compared to $181,920 in the comparable prior year period.



Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

         Revenues. Our total operating revenues increased by $230,957 (or approximately 17%) to $1,574,177 in the six months ended June 30, 2003, from $1,343,220 in the comparable prior year period. This increase was primarily attributable to the increase of $579,546 in our service revenue associated with Fruit of the Loom, offset by a decrease of $256,590 in license revenue.

         Cost of Revenues. Our total cost of revenues decreased $221,013 (or approximately 29%) to $549,817 in the six months ended June 30, 2003, from $770,830 in the comparable prior year period. This decrease was attributable to several factors, including staff reductions and lower labor costs of personnel necessary for project implementations, as well as the decrease in the human resource costs necessary to support the maintenance obligations associated with our license agreements. The reduction of these human resource costs was primarily attributable to the increase in efficiencies in our overall customer support operations and the successful execution during 2002 and in the first quarter of 2003 of our comprehensive cost control program described below under the heading "Liquidity and Capital Resources."

         Gross Profit and Margins. Our gross profit increased $451,970 (or approximately 79%) to $1,024,360 in the six months ended June 30, 2003, from $572,390 in the comparable prior year period. We experienced a corresponding gross margin increase to approximately 65% for the Six months ended June 30, 2003 from approximately 43% for the comparable prior year period. This increase was attributable to the increase in both quarters of 2003, both in absolute dollars and as a proportion of gross revenues, in our service revenues, where we generate some of our highest margins; the decrease in the first quarter of 2003 in our third party hardware sales, where we generate our lowest margins; and the successful execution of our comprehensive cost control program described below under the heading "Liquidity and Capital Resources."

         Sales and Marketing Expenses. Our sales and marketing expenses decreased $144,611 (or approximately 44%) to $184,434 in the six months ended June 30, 2003, from $328,045 in the comparable prior year period. As a percentage of our quarterly revenues, sales and marketing expenses in the first and second quarters of this year decreased to 12% from 24% in the comparable quarters of last year. Sales and marketing expenses decreased primarily as a result of decreases in marketing salaries associated with staff reductions, as well as decreases in third party professional fees and public relations expenses realized as a consequence of our comprehensive restructuring and cost control program described below under the heading "Liquidity and Capital Resources."

         Research and Development Expenses. Our research and development expenses decreased $151,427 (or approximately 60%) to $101,618 in the six months ended June 30, 2003, from $253,045 in the comparable prior year period. As a percentage of our total quarterly revenues, research and development expenses in the first and second quarter of 2003 decreased to 6% from 19% in the comparable quarters of last year. The decrease for the first two quarters of this year was primarily attributable to the relatively larger allocation of human resources in the first two quarters of last year to research and development, as well as to the reductions in these expenses realized as a consequence of our comprehensive restructuring and cost control program described below under the heading "Liquidity and Capital Resources." Although our research and development expenses in the first quarter of this year decreased both in dollar amount and as a percentage of revenues from those incurred in the comparable quarter of last year, we anticipate that these expenses may increase in actual dollars on a quarterly basis. We expect, however, that they will continue to decrease as a percentage of our quarterly revenues, although not at the same rate as that was experienced from 2002 to 2003.

         General and Administrative Expenses. Our general and administrative expenses, excluding interest expense, decreased $347,597 (or approximately 27%) to $917,483 in the six months ended June 30, 2003, from $1,265,080 in the comparable prior year period. As a percentage of our quarterly revenues, general and administrative expenses in the first and second quarters of this year decreased to 58% from 94% in the comparable quarters of last year. The decrease for the first quarter of this year was primarily attributable to our comprehensive restructuring and cost control program described below under the heading "Liquidity and Capital Resources - Cost Control Program."

         Non-Operating Items. Other income and expenses decreased $234,961 (or approximately 37%) to $399,543 in the Six months ended June 30, 2003, from $634,504 in the comparable prior year period, primarily as a consequence of a decrease in interest expense.

         Interest expense decreased 37% (or approximately $239,000) to $400,444 in the Six months ended June 30, 2003 as compared to $639,305 in the comparable prior year period. The decrease in interest expense is attributable in part to the lower amount of our outstanding debt in 2003 as compared to 2002. The greatest portion ($307,292) of the decrease, however, is solely attributable to the intrinsic value approach that was applied to both the common stock purchase warrants and the conversion features of our private placements of convertible debt in 2001 and 2002, all as required by the application of Accounting Principles Board Opinion No. 14, Emerging Issues Task Force ("EITF") Issue No. 98-5 and EITF Issue No. 00-27.

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

Cash Flow Analysis


         Net cash provided by operating activities was $188,869 during the six months ended June 30, 2003, representing an increase of $951,807 from the $762,936 of net cash used in operating activities during the comparable prior year period. This significant turn-around to net cash provided by operations this quarter from net cash used in operations the first six months of last year was primarily a consequence of the cost control program implemented by executive management, as described in greater detail below under the caption "Liquidity and Capital Resources."


         Net cash used in investing activities was $134,605 during the six months ended June 30, 2003, representing an increase of $140,540 from net cash provided by investing activities of $5,935 during the comparable prior year period. This increase was associated with cash used in purchases of capital equipment and leasehold improvements in the first quarter of 2003 that were required for our recent office move described below under the caption "Liquidity and Capital Resources."

         Net cash provided by financing activities was $17,606 during the three months ended June 30, 2003, representing a decrease in cash provided by financing activities of $797,593 from the $815,199 of net cash provided by financing activities during the comparable prior year period. This decrease in cash provided by financing activities was attributable to the relatively larger amount of private financing in the form of convertible debentures and sales of common stock that took place during the second quarter of 2002 as compared to the second quarter of this year and the increase in cash used in the second quarter of 2003 to pay down certain notes payable.

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

         Capital Expenditures.


         During the first quarter of 2003, we signed a $130,000 note payable for the leasehold improvements associated with our new office space described below. This note is amortized over 10 years and carries an annual interest rate of 10%. We currently do not have any commitments or budgeted needs during the remainder of 2003 for any material capital expenditures, including purchases of furniture, fixtures or equipment. In the absence of any substantial infusion of growth capital or an unexpected increase in our expected gross margin for 2003, we do not expect our capital expenditure plans for the next twelve months to change.


         Debt and Other Payables.


         On December 31, 2001, we achieved almost complete debt service relief for 2002 and 2003 through the restructuring of substantially all of our short-term and long-term debt into convertible debentures and notes. Under the restructured debt instruments as originally in effect, approximately 80% of the entire principal balance of the restructured debt was not payable until January 1, 2004. Substantially all of the remaining 20% was payable during January of 2003. Effective January 1, 2003, the holders of substantially all of that remaining 20% agreed to extend the January 2003 maturity date until January of 2004. In addition, the holders of the debt scheduled to mature in January 2003 agreed to extend until May 31, 2003 the due date for the first of the two annual interest installments that earlier had been extended to April 30, 2003.


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

Regulatory Matters

         We are not aware of any current recommendations by regulatory authorities, which, if they were to be implemented, would have a material adverse effect on our liquidity, capital resources or operations.

Controls Evaluation

         Limitations on the Effectiveness of Controls.

         The company's management, including the Chief Executive Officer, does not expect that our Disclosure Controls or our Internal Controls (each, as defined below in Part I of this report under the caption "Item 3. Controls and Procedures") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

         Scope of the Controls Evaluation.

         The Chief Executive Officer's evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company, and the effect of the controls on the information generated for use in this report. In the course of the controls evaluation, we sought to identify data errors, controls problems, or acts of fraud, and to confirm that appropriate corrective actions, including process improvements, were being undertaken. This kind of evaluation is performed on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-QSB and in our annual reports on Form 10-KSB that we will file with the Securities and Exchange Commission. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our company and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

         Among other matters, we sought in our controls evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important, both for the controls evaluation generally, and because Items 5 and 6 in the Section 302 Certification of the Chief Executive Officer (included elsewhere in this report) requires that the Chief Executive Officer disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of this report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions." These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case, we considered what revision, improvement and/or correction, if any, were necessary to make in accord with our on-going procedures.

         In accord with requirements of the Securities and Exchange Commission, the Chief Executive Officer notes that, since the date of the controls evaluation to the filing date of this report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Conclusions.

         Based upon the controls evaluation, our Chief Executive Officer has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the company is made known to management, including the Chief Executive Officer, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.




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

         At June 30, 2003, we had approximately $2.8 million in outstanding debt under convertible debentures and notes that we issued in 2001 and in 2002. This debt has a security interest in all of our assets, including our proprietary technologies. Of this amount, approximately $300,000 in principal and interest is due during the remainder of 2003, and the remainder is due during the first quarter of 2004.

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


         At June 30, 2003, we owed $164,903 in federal payroll taxes and $5,730 in state payroll taxes, including interest and penalties. These taxes relate to payrolls in the second and third quarters of 2002. Our tax obligations have continued to decline since August of last year through the periodic tax payments we have made and are continuing to make under arrangements with both federal and state tax authorities. We expect to have all past due state payroll tax obligations fully satisfied by the middle of 2003, and we expect to have all past due federal tax obligations fully satisfied by the middle of 2004. In the meantime, the Internal Revenue Service has placed a lien on all of our assets until our second quarter 2002 payroll tax obligation (currently $70,676) to them is satisfied.

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

         Our ability to successfully offer products and services and implement our business plan in our rapidly evolving markets requires an effective planning and management process. During the latter part of 2001 and the first eight months of 2002, we restructured our entire executive, administrative and operating teams in order to achieve greater efficiencies in execution, better allocation of skills across departments and better project tracking. In connection with that restructuring, we have reduced by over 50% the number of our employees from a high of approximately 60 employees during 2001 to 25 at the end of June 2003. We anticipate that if we are able to achieve our anticipated growth in our customer base during 2003, we will need to increase the number of our employees in some areas later this year. In the meantime, the staffing requirements necessary to support our existing business and our growth strategies have placed a significant strain on our currently reduced management systems, infrastructure and resources. If we are able to achieve our anticipated growth in our customer base, concurrently with the need to expand, train and manage our workforce, we expect that we will also be required to manage an increasing number of relationships with these new customers, various strategic alliance partners and other third parties. Failure to expand any of the foregoing areas efficiently and effectively could interfere with and possibly limit our ability to expand our business as a whole.

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

         Our future success depends on the skills, experience and performance of our senior management team, other key personnel and advisors, and their ability to operate effectively, both individually and as a group. Each of our key employees is bound by an employment agreement with the company. Although we maintain "key man" insurance in the amount of $1 million on the lives of each of George E. Mendenhall, Chairman and Chief Executive Officer, and Stuart E. Massey, Executive Vice President, recovery under such insurance may not be adequate to compensate us for the full impact resulting from the death of either of these officers. If any of our existing senior management or other key research, engineering and development or sales and marketing personnel were to leave the company, it would be difficult to replace them, and our business would be materially harmed. If we are able to achieve our anticipated sales growth, our success will also depend on our ability to recruit, retain and motivate additional highly skilled sales, marketing and engineering personnel. We believe we will face significant competition for individuals with the skills required to develop, market and support our products and services. We believe that attracting and retaining these personnel is particularly difficult for us because:

     --   the market for connectivity infrastructure software is still emerging
     --   our  company  and  our  products  are  not  yet  widely  known  in the marketplace
     -- the relative scarcity of qualified technical personnel in the Columbia, South Carolina metropolitan area makes it difficult to attract and retain technical personnel

If we fail to recruit and retain sufficient numbers of these highly skilled employees our ability to compete will be significantly harmed, and our business will suffer.

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

         In addition, we expect to experience significant fluctuations in our future quarterly revenues and operating results as a result of many factors specific to our operations, including:

     --   the  difficulty  in  predicting  the size and  timing of our  customer orders
     -- the mix of our products and services sold and the mix of our distribution channels
     --   the lengthy sales cycle for some of our products
     --   the market acceptance of our products
     --   the terms and timing of our financing activities
     -- whether we are able to successfully expand our sales and marketing programs
     --   the possible loss of any of our key personnel
     -- the difficulty in predicting the amount and timing of employee stock option exercises

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

Defects in, or slow performance of, our software products could diminish demand for our products and expose us to costly liability that would adversely affect our operating results.

         The Synapse software products we offer are internally complex. Complex software may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Although we conduct extensive testing, we may not discover software defects that affect our current or new products or enhancements until after they are sold. Although we have not experienced any material software defects to date, any errors, defects or slow performance that may be discovered could result in:

     --   loss of revenue
     --   product returns or order cancellations
     --   delay in market acceptance of our products
     --   diversion of our development resources
     --   distraction of our management
     --   damage to our customer relationships and our reputation
     --   increased service and warranty costs
     --   costly litigation defense

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

     The market for our current suite of software products is characterized by:

     --   rapid technological change
     --   frequent new product introductions and enhancements
     --   uncertain product life cycles
     --   changing customer requirements
     --   evolving industry standards

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

         Our success depends upon our proprietary technology. To establish and protect our proprietary rights, we rely primarily on a combination of:

     --   patent law
     --   copyright law
     --   trademark and trade secret laws
     --   confidentiality procedures and agreements
     --   licensing arrangements
     --   the complex nature of our technologies

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

         Trading in our common stock has historically been very limited and has made the market price of our common stock vulnerable to significant fluctuations. At June 30, 2003, we had 22,303,672 outstanding shares of common stock, with an approximate additional 8.1 million shares of common stock issuable upon the exercise of employee stock options and common stock purchase warrants and an approximate additional 32 million shares issuable upon conversion of debt which would total an approximate 62 million shares at June 30, 2003, if all of the outstanding options and warrants were exercised and all of the outstanding debt was converted.

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

         We expect that our current cash balance and cash from expected sales of our products and services should be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Nevertheless, even if we are successful in realizing our expected 2003 sales objectives, we expect that we will still require additional third party financing in the future to implement our growth strategies and achieve our long-term objectives. In light of the recent downward trends experienced by the capital markets, we cannot be certain that we will be able to obtain additional debt or equity financing on favorable terms, or at all. If we obtain additional equity financing, our shareholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness or that force us to maintain specified liquidity or other ratios, any of which could harm our business. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

     --   develop or enhance our products and services
     --   continue to implement our sales and marketing strategies
     --   acquire complementary technologies, products or businesses
     --   expand operations, in the United States or internationally
     --   hire, train and retain employees
     -- respond to competitive pressures or unanticipated working capital requirements

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

         In many cases, shareholders receive a premium for their shares when a company is purchased by another enterprise. Various provisions in our articles of incorporation, our bylaws and South Carolina corporate laws could deter and make it more difficult for a third party to bring about a merger, sale of control, or similar transaction without approval of our board of directors, even if the transaction would be beneficial to our shareholders. These provisions tend to perpetuate existing management. As a result, our shareholders may be deprived of opportunities to sell some or all of their shares at prices that represent a premium over market prices. These provisions, which could make it less likely that a change in control will occur, include:

          -- provisions in our articles of incorporation establishing three classes of directors with staggered terms, which means that only one-third of the members of the board of directors is elected each year, and each director serves for a term of three years.

          -- provisions in our articles of incorporation authorizing the board of directors to issue a series of preferred stock without shareholder action, which issuance could discourage a third party from attempting to acquire, or make it more difficult for a third party to acquire, a controlling interest in us.

          -- provisions in our articles of incorporation prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of shareholders to elect director candidates.

          -- provisions in our bylaws relating to meetings of shareholders which limit who may call a meeting and what matters may be voted upon.

          -- provisions in our bylaws establishing advance notice requirements for nominations for election to the board of directors and for proposing matters that can be acted upon by shareholders at shareholder meetings.

          -- state law provisions that require two-thirds of the shareholders to approve mergers and similar transactions, and amendments to our articles of incorporation.

         In addition, the South Carolina Business Combination Act, the South Carolina Control Share Acquisition Act and the vesting terms of our stock option plans may discourage, delay or prevent a change in control of our company.


Item 3.  Controls and Procedures

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls

         Within the 90 days prior to the filing date of this report on Form 10-QSB, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our Chief Executive Office. Rules adopted by the Securities and Exchange Commission require that in this section of this report we present the conclusions of the Chief Executive Officer about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

Officer Certifications

         Appearing immediately following the "Signatures" section of this report there is a form of certification by our Chief Executive Officer. The form of certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). This section of the report that you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

         Disclosure Controls are procedures that are designed with the objective of ensuring that the information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.



PART II  -  OTHER INFORMATION


Item 1.  Legal Proceedings

         We are not currently a party to any material litigation.

Item 2.  Changes in Securities


         During the three months ended June 30, 2003, we did not issue any securities in a transaction that was not registered under the Securities Act of 1933 in reliance upon the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of that act. Those sections of the act exempt from registration any securities transactions that do not involve a general solicitation and in which recipients of the securities acquiring them solely for investment, provided the recipients also possess requisite financial sophistication and, subject to some limitations, are provided with certain information regarding the company.


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

         (b) Reports on Form 8-K. The company made the following filings on Form 8-K during the three months ended June 30, 2003:

         Current Report on Form 8-K, dated May 16, 2003, reporting, under Item 9, the Company's First Quarter Earnings.

Signatures and Certifications of the Chief Executive Officer of the Company

         The following pages include the Signatures page for this report and separate Certifications of the Chief Executive Officer of the company as required by Rule 13a-14 under the Securities Exchange Act of 1934 in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the company's "disclosure controls and procedures" and its "internal controls and procedures for financial reporting". Item 3 of Part I of this report presents the conclusions of the Chief Executive Officer about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to the company's Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 15, 2003            INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                                         (Registrant)


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

Date:  August 15, 2003                               /s/ GEORGE E. MENDENHALL
                                                     ---------------------------
                                                         George E. Mendenhall
                                                         Chief Executive Officer

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

10.9 Integrated Business Systems and Services, Inc. 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.11 in the Company's Form 10-QSB for the three-month period ended June 30, 2002).

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

10.16 Letter Agreement between the Company and George E. Mendenhall effective September 1, 2001 with respect to cash compensation deferral (incorporated by reference to Exhibit 10.16 in the Company's Form 10-QSB for the three-month period ended June 30, 2002).

10.17 Letter Agreement between the Company and Stuart E. Massey effective September 1, 2001 with respect to cash compensation deferral (incorporated by reference to Exhibit 10.17 in the Company's Form 10-QSB for the three-month period ended June 30, 2002).

10.18 Letter Agreement between the Company and William S. McMaster effective September 1, 2001 with respect to cash compensation deferral (incorporated by reference to Exhibit 10.18 in the Company's Form 10-QSB for the three-month period ended June 30, 2002).

10.19 Letter Agreement between the Company and Donald R. Futch effective September 1, 2001 with respect to cash compensation deferral (incorporated by reference to Exhibit 10.19 in the Company's Form 10-QSB for the three-month period ended June 30, 2002).

10.20 Letter Agreement between the Company and James V. Hopkins effective September 1, 2001 with respect to cash compensation deferral (incorporated by reference to Exhibit 10.20 in the Company's Form 10-QSB for the three-month period ended June 30, 2002).

10.21 Class A Secured Convertible Debenture dated December 31, 2001 between the Company and IBSS Class A Investors(incorporated by reference to Exhibit 10.21 in the Company's Form 10-QSB for the three-month period ended June 30, 2002).

10.22 Class B Secured Convertible Debenture dated December 31, 2001 between the Company and IBSS Class B Investors (incorporated by reference to
         Exhibit 10.22 in the Company's Form 10-QSB for the three-month period ended June 30, 2002).

10.23 Common Stock Purchase Warrant dated December 31, 2001 between the Company and IBSS Class A Investors (incorporated by reference to
         Exhibit 10.23 in the Company's Form 10-QSB for the three-month period ended June 30, 2002).

10.24 Common Stock Purchase Warrant dated December 31, 2001 between the Company and IBSS Class B Investors (incorporated by reference to
         Exhibit 10.24 in the Company's Form 10-QSB for the three-month period ended June 30, 2002).

10.25 Omnibus Security Agreement dated December 31, 2001 by and among the Company, IBSS Class A Investors and IBSS Class B Investors (incorporated by reference to Exhibit 10.25 in the Company's Form 10-QSB for the three-month period ended June 30, 2002).

10.26 Inter-Creditor Agreement dated December 31, 2001 by and among the Company, IBSS Class A Investors and IBSS Class B Investors (incorporated by reference to Exhibit 10.26 in the Company's Form 10-QSB for the three-month period ended June 30, 2002).

10.27 Security Agreement dated January 1, 2003 by and between the Company and Fitz-John Creighton McMaster.

10.28 Security Agreement dated January 1, 2003 by and between the Company and Rice Street Associates, LLC.

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

10.34 Letter Agreement between the Company and George E. Mendenhall effective September 1, 2002 with respect to cash compensation deferral (incorporated by reference to Exhibit 10.34 in the Company's Form 10-KSB for the twelve-month period ended December 31, 2002).

10.50 Lease Agreement between the Company and Pinebelt, LLC dated October 8, 2002 with respect to property at 1602 Shop Road, Ste E, Columbia, S.C. (incorporated by reference to Exhibit 10.50 in the Company's Form 10-QSB for the three-month period ended March 31, 2003).

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21 in the Company's Form 10-KSB for fiscal year ended December 31, 2001).

99.1     Certification  of Chief  Executive  Officer  pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.