Form 10QSB
period 2003-09-30
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2003-11-20
CIK 1040863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 2003

[_] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

For the transition period from ____________ to ___________

Commission file number:  0-24031


                 INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                  South Carolina                      57-0910139
----------------------------------------- --------------------------------------
         (State or Other Jurisdiction of             (IRS Employer
          Incorporation or Organization)          Identification No.)

             1601 Shop Road, Suite E
             Columbia, South Carolina                       29201
---------------------------------------------------    --------------
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

 23,724,392 shares of no par value common stock outstanding at November 3, 2003.


Transitional Small Business Disclosure Format (check one)  (   )  Yes  (X)  No

                 Integrated Business Systems and Services, Inc.
                                   Form 10-QSB

                        Quarter Ended September 30, 2003

                          Table of Contents
                                                                                                                Page Number
PART I   FINANCIAL INFORMATION

         Item 1.    Consolidated Condensed Financial Statements:


                    Consolidated Condensed Balance Sheets as of September 30, 2003 and December 31, 2002             3

                    Consolidated Condensed Statements of Operations for the three months and nine months
                    ended September 30, 2003 and 2002, respectively                                                  4

                    Consolidated Condensed Statements of Cash Flows for the nine months ended September 30,
                    2003 and 2002, respectively                                                                      5

                    Notes to Consolidated Condensed Financial Statements                                             6

         Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations           10

                    Risk Factors That May Affect Our Financial Condition and Operating Results                      16

         Item 3.    Controls and Procedures                                                                         24


PART II  OTHER INFORMATION


         Item 1.    Legal Proceedings                                                                               25


         Item 2.    Changes in Securities                                                                           25


         Item 3.    Defaults Upon Senior Securities                                                                 25

         Item 4.    Submission of Matters to Vote of  Security Holders                                              25

         Item 5.    Other Information                                                                               26

         Item 6.    Exhibits and Reports on Form 8-K                                                                26

         Signatures                                                                                                 27
         Section 302 Certifications                                                                                 28
         Exhibit Index                                                                                              30

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
Item 1.  Consolidated Condensed Financial Statements


            Integrated Business Systems and Services, Inc.
                 Consolidated Condensed Balance Sheets


                                                       September 30, 2003    December 31, 2002
ASSETS:                                                    (unaudited)           (audited)
                                                      ------------------------------------------

Current assets:
      Cash and cash equivalents                                   $147,409              $55,874
      Accounts receivable, trade, net                              168,024              202,970
      Interest receivable                                           30,506               26,539
      Other prepaid expenses                                         6,751               63,809
                                                      ------------------------------------------
Total current assets                                               352,690              349,192

Capitalized software costs, net                                    107,703              241,294
Property and equipment, net                                        413,397              399,849
Related party receivable                                            13,200               18,200
Other assets                                                        44,500               11,479
                                                      ------------------------------------------

Total assets                                                      $931,490           $1,020,014
                                                      ==========================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY):
Current liabilities:
      Notes payable                                               $517,500             $696,000
      Current portion of long-term debt                          2,294,665              150,000
      Accounts payable                                             108,025              190,423
      Accrued liabilities:
Compensation and benefits                                          657,917              519,576
Payroll taxes                                                       85,368              241,726
Professional fees                                                   98,249              170,920
Interest payable                                                   698,758              377,857
Other                                                              116,982              133,614
      Deferred revenue                                              17,087               73,327
                                                      ------------------------------------------
Total current liabilities                                        4,594,551            2,553,443

Long-term debt, net of current portion                             116,994            2,051,488
                                                      ------------------------------------------

Total liabilities                                                4,711,545            4,604,931
                                                      ------------------------------------------

Shareholders' equity (deficiency):
Common stock, no par value per share, 100,000,000
 shares authorized, 23,656,051 and 22,230,258 shares
 outstanding at September 30, 2003 and December 31,
 2002, respectively                                             20,195,520           19,877,678
Notes receivable officers/directors                               (131,080)            (131,080)
Unearned compensation                                                    -              (42,581)
Accumulated deficit                                            (23,844,495)         (23,288,934)
                                                      ------------------------------------------
Total shareholders' equity (deficiency)                         (3,780,055)          (3,584,917)
                                                      ------------------------------------------

Total liabilities and shareholders' equity
 (deficiency)                                                     $931,490           $1,020,014
                                                      ==========================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                        Integrated Business Systems and Services, Inc.
                        Consolidated Condensed Statements of Operations
                                          (Unaudited)

                                                  Three Months              Nine Months
                                               Ended September 30,      Ended September 30,
                                            ---------------------------------------------------
                                                 2003         2002         2003         2002
                                            ---------------------------------------------------
Revenues:

Services                                       $806,491     $857,568   $2,338,592   $1,810,123
Licenses                                         48,438      250,000       48,438      506,590
Maintenance and support                          47,902        5,718       64,953       54,521
Hardware - third party                                -        1,855       25,025       84,802
Other                                                 -            -            -        2,325
                                            ---------------------------------------------------

      Total revenues                            902,831    1,115,141    2,477,008    2,458,361

Cost of revenues                                324,185      282,117      874,002    1,052,947
                                            ---------------------------------------------------

      Gross profit                              578,646      833,024    1,603,006    1,405,414
                                            ---------------------------------------------------

Operating expenses:

Sales and marketing                              81,794      102,557      266,228      430,602
Research and development                         17,958       77,963      119,575      331,008
General and administrative                      298,691      457,663    1,216,139    1,722,742
                                            ---------------------------------------------------

     Total operating expenses                   398,443      638,183    1,601,942    2,484,352
                                            ---------------------------------------------------

Income (Loss) from operations                   180,203      194,841        1,064   (1,078,938)
                                            ---------------------------------------------------

Interest and miscellaneous income                32,845      168,754       49,210      173,554
Interest expense                               (189,891)    (346,582)    (590,334)    (985,887)
Loss on sale of assets                                -            -      (15,501)           -
                                            ---------------------------------------------------

     Total other expenses                      (157,046)    (177,828)    (556,625)    (812,333)
                                            ---------------------------------------------------

Net Income (Loss)                               $23,157      $17,013    $(555,561) $(1,891,271)
                                            ===================================================

Basic loss per share                              $0.00        $0.00       $(0.02)      $(0.10)

Basic weighted average shares outstanding    22,382,100   18,816,267   22,305,095   18,190,537

Diluted loss per share                            $0.00        $0.00       $(0.02)      $(0.10)


                             Integrated Business Systems and Services, Inc.
                            Consolidated Condensed Statements of Cash Flows
                                              (Unaudited)

                                                                            Nine months ended
                                                                            -----------------
                                                                               September 30,
                                                                               ------------
                                                                              2003             2002
                                                                              ----             ----
Operating activities
Net loss                                                                   $(555,561)     $(1,891,272)
Adjustments to reconcile net loss to cash provided by (used in)
Operating activities:
     Depreciation/amortizaton                                                109,856          114,016
     Amortization of software costs                                          133,591          134,412
     Non-cash interest expense                                               229,725          695,093
     Issuance of stock in payment of accounts payable
              and accrued liabilities                                         13,254          104,446
     Loss on disposition of fixed assets                                      15,500                -
     Non-cash compensation                                                   168,790                -
     Gain on long term compensation                                                -          (83,219)
Changes in operating assets and liabilities:
     Accounts receivable                                                      34,946          109,843
     Interest receivable                                                      (3,967)          (4,515)
     Unbilled revenue                                                              -           38,856
     Prepaid expenses and other assets                                        24,037          (71,004)
     Accounts payable                                                        (69,898)        (185,650)
     Accrued expenses                                                        228,704          261,689
     Deferred revenue                                                        (56,240)          (6,772)
                                                                    ----------------------------------
Cash provided by (used in) in operating activities                           272,737         (784,077)
                                                                    ----------------------------------

Investing activities
     Purchases of property and equipment                                    (138,904)            (560)
     Related party receivables, net                                            5,000            7,726
                                                                    ----------------------------------
Cash (used in) provided by investing activities                             (133,904)           7,166
                                                                    ----------------------------------

Financing activities
     Proceeds on notes payable, net                                                -          839,000
     Payments on notes payable                                              (178,500)        (136,221)
     Payments on long term debt                                               (3,917)               -
     Proceeds from issuance of long-term debt                                134,363                -
     Proceeds from sale of common stock                                            -          100,000
     Proceeds from exercise of common stock options
         and warrants                                                            756           11,097
                                                                    ----------------------------------
Cash (used in) provided by financing activities                              (47,298)         813,876
                                                                    ----------------------------------

Net increase in cash                                                          91,535           36,965
Cash and cash equivalents at beginning of period                              55,874            6,100
                                                                    ----------------------------------
Cash and cash equivalents at end of period                                  $147,409          $43,065
                                                                    ==================================

                 Integrated Business Systems and Services, Inc.
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for consolidated condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, please refer to the audited financial statements and footnotes thereto included in the company's Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

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

                                                         Three Months                           Nine Months
                                                      Ended September 30,                   Ended September 30,
                                              ------------------------------------    ---------------------------------

                                                   2003                2002               2003               2002
                                              ----------------    ----------------    --------------    ---------------

Income (loss) applicable to common shares     $       23,157      $      17,013       $    (555,561)    $  (1,891,278)
   Effect of dilution:
     Convertible debt                                     --                 --                  --                --
     Stock options                                        --                 --                  --                --
                                              ----------------    ----------------    --------------    ---------------
Loss applicable to shares outstanding,
   diluted                                    $       23,157      $      17,013       $  (555,561)      $  (1,891,272)
                                              ================    ================    ==============    ===============

Weighted average common shares outstanding,
   basic                                          22,382,100         18,816,267          22,305,095        18,190,537
   Effect of dilution:
     Convertible debt                                     --                 --                  --                --
     Stock options                                   877,103            102,381                  --                --
                                              ----------------    ----------------    --------------    ---------------
Weighted average common shares outstanding,
   diluted                                        23,259,203         18,918,648          22,305,095        18,190,537
                                              ================    ================    ==============    ===============

4.       Going Concern

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated condensed financial statements, at September 30, 2003, the company had a working capital deficiency of approximately $4.2 million and an accumulated deficit of approximately $23.8 million. Ultimately, the company's viability as a going concern is dependent upon its ability to continue to generate positive cash flows from operations, maintain adequate working capital and obtain satisfactory long-term financing. However, there can be no assurances that the company will be successful in each or any of the above endeavors.

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

         In the months since the issuance of the currently outstanding convertible debt, a portion of the principal and accrued interest on the debt has been converted by its holders into shares of the company's common stock. These and other holders of the convertible debt may elect to convert additional amounts of this debt into common stock prior to the maturity date in January of 2004. These debt conversions have reduced the company's short-term debt obligations. For additional information regarding the company's outstanding investor debt, please refer to the matters described above under the caption "Sources of Operating Capital" and the matters described elsewhere in this report under the caption "Risk Factors That May Affect Our Financial Condition and Operating Results."

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

5.     New Accounting Standards

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require in both annual and interim financial statements prominent disclosures about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the quarterly periods ended September 30, 2003.

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

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into on or modified after May 31, 2003. For existing financial instruments, SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 and there was no material impact on its financial position, results of operations or cash flows from adoption.

         In November 2002, the FASB's Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF Issue No. 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The company adopted EITF Issue No. 00-21 on July 1, 2003, and such adoption did not have a material effect on its condensed consolidated financial statements for the three and nine months ended September 30, 2003.

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

         Had compensation cost for options granted under the company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the company's net income and earnings per share would have changed to the pro forma amounts listed below:

                                                        Nine Months Ended September 30,
                                                            2003                   2002
                                                     -------------------    -------------------
    Net loss:
    As reported                                            $  (555,561)          $ (1,891,271)
    Add:  stock-based compensation expense
        included in reported net income
                                                                168,790             -
    Deduct: stock-based compensation expense
        determined under the fair value based
        method for all awards                                 (240,464)              (576,577)
                                                     -------------------    -------------------
    Pro forma net loss                                     $  (627,235)          $ (2,467,848)
                                                     ===================    ===================


    Net loss per common share:
        As reported:
          Basic and diluted                                $     (0.02)          $      (0.10)
        Pro forma:
          Basic and diluted                                $     (0.03)          $      (0.13)


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

                                      Nine Months Ended September 30,

                                           2003          2002
                                        ------------ ------------

         Dividend yield                      -            -
         Expected volatility             122-141%      122-141%
         Risk-free rate of return       2.61-6.04%    4.53-6.04%
         Expected option life, years         5            5

         The weighted average fair value for options granted under the Option Plans during the nine months ended September 30, 2003 was $0.20. The weighted average fair value for options granted under the Option Plans during the six months ended September 30, 2002 was $0.68.

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


7. Debt Restructure

         On October 27, 2003 the Company signed a letter of intent to restructure the majority (80%) of its short-term debt. The new convertible notes will be non-interest bearing and not be due until the end of 2005.

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

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

         Revenues. Our total operating revenues decreased by $212,310 (or approximately 19%) to $902,831 in the three months ended September 30, 2003, from $1,115,141 in the comparable prior year period. This decrease was primarily attributable to the decrease of license revenues from the sales of our Synapse Manufacturing (MES) software.

         Cost of Revenues. Our total cost of revenues increased $42,068 (or approximately 15%) to $324,185 in the three months ended September 30, 2003, from $282,117 in the comparable prior year period.

         Gross Profit and Margins. Our gross profit decreased $254,378 (or approximately 31%) to $578,646 in the three months ended September 30, 2003, from $833,024 in the comparable prior year period. We experienced a corresponding gross margin decrease to approximately 64% for the three months ended September 30, 2003 from approximately 75% for the comparable prior year period. This decrease was attributable to the decrease in the third quarter of 2003 in license sales where we generate our highest margins.

         Sales and Marketing Expenses. Our sales and marketing expenses decreased $20,763 (or approximately 20%) to $81,794 in the three months ended September 30, 2003, from $102,557 in the comparable prior year period. As a percentage of our quarterly revenues, sales and marketing expenses in the third quarter of this year remained at 9% the same as in the comparable quarter of last year.

         Research and Development Expenses. Our research and development expenses decreased $60,005 (or approximately 77%) to $17,958 in the three months ended September 30, 2003, from $77,963 in the comparable prior year period. As a percentage of our total quarterly revenues, research and development expenses in the third quarter of 2003 decreased to 2% from 7% in the comparable quarter of last year. The decrease for the third quarter of this year was primarily attributable to the relatively larger allocation of human resources in the third quarter of last year to research and development. Although our research and development expenses in the third quarter of this year decreased both in dollar amount and as a percentage of revenues from those incurred in the comparable quarter of last year, we anticipate that these expenses may increase in actual dollars on a quarterly basis. We expect, however, that they will continue to decrease as a percentage of our quarterly revenues, although not at the same rate as was experienced from 2002 to 2003.

         General and Administrative Expenses. Our general and administrative expenses decreased $158,972 (or approximately 35%) to $298,691 in the three months ended September 30, 2003, from $457,663 in the comparable prior year period. As a percentage of our quarterly revenues, general and administrative expenses in the third quarter of this year decreased to 33% from 41% in the comparable quarter of last year. The decrease for the third quarter of this year was primarily attributable to our comprehensive restructuring and cost control program described below under the heading "Liquidity and Capital Resources - Cost Control Program."

         Non-Operating Items. Other income and expenses decreased $20,782 (or approximately 12%) to $157,046 in the three months ended September 30, 2003, from $177,828 in the comparable prior year period. The largest expense in this category is interest expense. Interest expense decreased approximately 45% (or approximately $156,691) to $189,891 in the three months ended September 30, 2003 as compared to $346,582 in the comparable prior year period.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

         Revenues. Our total operating revenues increased by $18,647 (or approximately 1%) to $2,477,008 in the nine months ended September 30, 2003, from $2,458,361 in the comparable prior year period. This increase was primarily attributable to the increase of $528,469 in our service revenue associated with Fruit of the Loom, offset by a decrease of $458,152 in license revenue.

         Cost of Revenues. Our total cost of revenues decreased $178,945 (or approximately 17%) to $874,002 in the nine months ended September 30, 2003, from $1,052,947 in the comparable prior year period. This decrease was attributable to several factors, including staff reductions and lower labor costs of personnel necessary for project implementations, as well as the decrease in the human resource costs necessary to support the maintenance obligations associated with our license agreements.

         Gross Profit and Margins. Our gross profit increased $197,592 (or approximately 14%) to $1,603,006 in the nine months ended September 30, 2003, from $1,405,414 in the comparable prior year period. We experienced a corresponding gross margin increase to approximately 65% for the nine months ended September 30, 2003 from approximately 57% for the comparable prior year period. This increase was attributable to the increase, both absolute dollars and as a proportion of gross revenues, in our service revenues, where we generate some of our highest margins; and the successful execution of our comprehensive cost control program described below under the heading "Liquidity and Capital Resources."

         Sales and Marketing Expenses. Our sales and marketing expenses decreased $164,374 (or approximately 38%) to $266,228 in the nine months ended September 30, 2003, from $430,602 in the comparable prior year period. As a percentage of our quarterly revenues, sales and marketing expenses in the first, second and third quarters of this year decreased to 11% from 18% in the comparable quarters of last year. Sales and marketing expenses decreased primarily as a result of decreases in marketing salaries associated with staff reductions, as well as decreases in third party professional fees and public relations expenses realized as a consequence of our comprehensive restructuring and cost control program described below under the heading "Liquidity and Capital Resources."

         Research and Development Expenses. Our research and development expenses decreased $211,433 (or approximately 64%) to $119,575 in the nine months ended September 30, 2003, from $331,008 in the comparable prior year period. As a percentage of our total quarterly revenues, research and development expenses in the first, second and third quarter of 2003 decreased to 5% from 13% in the comparable quarters of last year. The decrease for the first three quarters of this year was primarily attributable to the relatively larger allocation of human resources in the first three quarters of last year to research and development, as well as to the reductions in these expenses realized as a consequence of our comprehensive restructuring and cost control program described below under the heading "Liquidity and Capital Resources." Although our research and development expenses in the first nine months of this year decreased both in dollar amount and as a percentage of revenues from those incurred in the comparable quarter of last year, we anticipate that these expenses may increase in actual dollars on a quarterly basis. We expect, however, that they will continue to decrease as a percentage of our quarterly revenues, although not at the same rate as that was experienced from 2002 to 2003.

         General and Administrative Expenses. Our general and administrative expenses decreased $506,603 (or approximately 29%) to $1,216,139 in the nine months ended September 30, 2003, from $1,722,742 in the comparable prior year period. As a percentage of our quarterly revenues, general and administrative expenses in the first, second and third quarters of this year decreased to 49% from 70% in the comparable quarters of last year. The decrease for the first quarter of this year was primarily attributable to our comprehensive restructuring and cost control program described below under the heading "Liquidity and Capital Resources - Cost Control Program."

         Non-Operating Items. Other income and expenses decreased $255,708 (or approximately 31%) to $556,625 in the Nine months ended September 30, 2003, from $812,333 in the comparable prior year period, primarily as a consequence of a decrease in interest expense.

         Interest expense decreased 395,553(or approximately 40%) to $590,334 in the nine months ended September 30, 2003 as compared to $985,887 in the comparable prior year period. The decrease in interest expense is attributable in part to the lower amount of our outstanding debt in 2003 as compared to 2002.

Cash Flow Analysis

         Net cash provided by operating activities was $272,737 during the nine months ended September 30, 2003, representing an increase of $1,056,744 from the $784,077 of net cash used in operating activities during the comparable prior year period. This significant turn-around to net cash provided by operations this year from net cash used in operations the first nine months of last year was primarily a consequence of the cost control program implemented by executive management, as described in greater detail below under the caption "Liquidity and Capital Resources."

         Net cash used in investing activities was $133,904 during the nine months ended September 30, 2003, representing an increase of $141,070 from net cash provided by investing activities of $7,166 during the comparable prior year period. This increase was associated with cash used in purchases of capital equipment and leasehold improvements in the first quarter of 2003 that were required for our recent office move described below under the caption "Liquidity and Capital Resources."

         Net cash used in financing activities was $47,298 during the three months ended September 30, 2003, representing a decrease in cash provided by financing activities of $861,174 from the $813,876 of net cash provided by financing activities during the comparable prior year period. This decrease in cash provided by financing activities was attributable to the relatively larger amount of private financing in the form of convertible debentures and sales of common stock that took place during the third quarter of 2002 as compared to the third quarter of this year and the increase in cash used in the third quarter of 2003 to pay down certain notes payable.

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

         Capital Expenditures.

         During the first quarter of 2003, we signed a $130,000 note payable for the leasehold improvements associated with our new office space described above. This note is amortized over 10 years and carries an annual interest rate of 10%. We currently do not have any commitments or budgeted needs during the remainder of 2003 for any material capital expenditures, including purchases of furniture, fixtures or equipment. In the absence of any substantial infusion of growth capital or an unexpected increase in our expected gross margin for 2003, we do not expect our capital expenditure plans for the next twelve months to change.

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

                  Additional Capital.

         As noted above, during 2002, we raised approximately $984,000 through the private placement of common stock, two-year convertible debentures and common stock purchase warrants. We may seek to raise additional funds in the remainder of 2003 from the private placement of additional debt, equity or equity-linked securities. Because of several factors, including the operating, market and industry risks associated with an investment in our common stock; the inclusion of a going concern paragraph in our annual and quarterly financial reports; the fact that our common stock is traded on the Over-the-Counter Bulletin Board maintained by the NASD; the continued weakness in the capital markets in general and the technology sectors in particular; and the other factors described in this report under the heading "Risk Factors That May Affect Our Financial Condition and Operating Results," we believe we will experience difficulty in obtaining additional financing until our operating results or overall market conditions reflect sustained improvement.

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

         We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. We have discussed the development, selection and application of our critical accounting policies with the audit committee of our board of directors, and our audit committee has reviewed our disclosure relating to our critical accounting policies in this "Management and Analysis of Financial Condition and Results of Operations."

Deferred Tax Asset Recoverability - We have recorded a full valuation allowance against our deferred tax assets as a result of our losses over the recent history. We considered future taxable income versus the cumulative losses incurred during previous years and determined that, in light of the cumulative losses over our recent history, we could not support a conclusion that realization of the existing deferred tax assets was more likely than not. Likewise, should we determine that we would be able to realize our deferred tax assets in the future, an adjustment will be made to the balance of the valuation allowance.

Revenue Recognition - We generate our revenues primarily by licensing to customers standardized manufacturing software systems and providing integration services, automation and administrative support and information services to the manufacturing industry. We recognize revenues related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition," as amended. Revenue is generally recognized when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable. Each of these four criteria above is defined as follows:

Persuasive evidence of an arrangement exists. Our customary practice is to have a written contract, which is signed by both the customer and us or, in situations where a contract is not required; a customer purchase order has been received by us.

Delivery has occurred. Our software may be either physically or electronically delivered to our customers. Delivery is deemed to have occurred upon the delivery of the electronic code or the shipment of the physical product based on standard contractual committed shipping terms, whereby risk of loss passes to the customer when the shipment is picked up by the carrier. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered as described above.

The fee is fixed or determinable. Our customers generally pay a per-license fee that is based on the number of servers on which the software is installed, the size of the application that they will develop for the software, the options provided for those servers, and the number of client workstations that access the server. Additional license fees are due when the total number of subscribers increases beyond the specified number for which a license was purchased or when additional options are added. License fees are generally due within 30-45 days from product delivery.

Collectibility is probable. We assess collectibility on a customer-by-customer basis. We typically sell to customers with high credit ratings and solid payment practices. New customers are subjected to a credit review process in which we evaluate the customers' financial position and ultimately their ability to pay. If we determine, from the outset of an arrangement that collectibility is not probable based upon the credit review process, we recognize revenue as we receive cash payments.

Our agreements with our customers and resellers do not contain product return rights. Revenues from maintenance, which consist of fees for ongoing support and product updates, are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time and materials basis under separate service arrangements.


Software Development Costs - Under the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," issued by the Financial Accounting Standards Board ("FASB"), certain costs incurred in the internal development of computer software, which is to be licensed to customers, are capitalized. Amortization of capitalized software costs is provided upon commercial release of the products at the greater of the amount using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Capitalized software costs are generally amortized on a straight-line basis over five years.

Costs that are capitalized as part of internally developed software primarily include direct and indirect costs associated with payroll, computer time and allocable depreciation and other direct allocable costs, among others. All costs incurred prior to the establishment of technological feasibility, which is defined as the earlier to occur of (1) establishment of a detail program design or (2) the development of a working model, have been expensed as research and development costs during the periods in which they were incurred. Once technological feasibility has been achieved, costs of producing the product master are capitalized. Capitalization stops when the product is available for general release. The amount, by which unamortized software costs exceed the estimated net realizable value, if any, is charged to income in the period it is determined. We evaluate the net realizable value of capitalized computer software costs and intangible assets on an ongoing basis relying on a number of factors, including operating results, business plans, budgets and economic projections.


Accounting for Stock-Based Compensation - SFAS No. 123, Accounting for Stock-Based Compensation defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date base on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are not required to adopt the fair value method of accounting for employee stock-based transactions. Companies are permitted to account for such transactions under APB Opinion No. 25, Accounting for Stock Issues to Employees, but are required to disclose in a note to the consolidated financial statements pro forma net income and per share amounts as if a company had applied the methods prescribed by SFAS No. 123.

We apply APB Opinion No. 25 and related interpretations, which do not require us to recognize compensation cost, in accounting for stock options granted to employees and non-employee directors, and we have compiled with the disclosure requirements of SFAS No. 123.


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

         In accordance with requirements of the Securities and Exchange Commission, the Chief Executive Officer notes that, since the date of the controls evaluation to the filing date of this report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         At September 30, 2003, we had approximately $2.9 million in outstanding debt under convertible debentures and notes that we issued in 2001 and in 2002. This debt has a security interest in all of our assets, including our proprietary technologies. Of this amount, approximately $648,000 in principal and interest is due during the remainder of 2003, and the remainder is due during the first quarter of 2004.

         In the months since the issuance of the company's currently outstanding convertible debt, holders of a portion of this debt have converted the principal and accrued interest on all or a portion of their debt into common stock. These and other holders of the convertible debt may indicate their desire to convert additional amounts of their debt into common stock during the current year. Although these conversions have reduced and will continue to reduce the company's principal and interest obligations, we expect that in the first quarter of 2004 we may still be faced with principal and interest obligations on the remaining convertible debt that we will not be able to satisfy from currently projected cash flows from operations. Accordingly, unless our cash flow is substantially greater than currently projected, we will need to renegotiate the amount and timing of payments on any substantial amount of this debt that is not converted into equity prior to January 2004. While we believe we will be able to restructure such debt under terms that are reasonable to the company, we cannot provide any assurance that we will be able to finalize any definitive agreement with the holders of any significant portion of this debt that remains outstanding at the end of this year.

         At September 30, 2003, we owed $113,822 in federal payroll taxes including interest and penalties. These taxes relate to payrolls in the second and third quarters of 2002. Our tax obligations have continued to decline since August of last year through the periodic tax payments we have made and are continuing to make under arrangements with both federal and state tax authorities. We expect to have all past due state payroll tax obligations fully satisfied by the middle of 2003, and we expect to have all past due federal tax obligations fully satisfied by the middle of 2004. In the meantime, the Internal Revenue Service has placed a lien on all of our assets until our second quarter 2002 payroll tax obligation (currently $70,676) to them is satisfied.

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

         Excluding the third quarter of last year and third quarter of this year, we have experienced operating losses in each of our fiscal years since January 1, 1995. As of December 31, 2002, we had an accumulated deficit of approximately $23.29 million. In addition, since 1997, we have continued to allocate a substantial proportion of our internal resources to activities associated with the development, marketing and sale of our current suite of new software products. During the last three years, we have also undertaken a complete restructuring of our sales and marketing organization and have commenced several new customer acquisition strategies. This strategy of increased emphasis on new product development and the suspension of much of our traditional sales activities while we began implementing our sales team reorganization resulted in a substantial reduction in our traditional service revenues during the affected periods. Despite our history of losses, we believe it is vital to our future success that we continue to allocate working capital toward our sales and marketing strategies, although at a lower percentage of revenue than our allocation of working capital in this area during our most recent fiscal years.

         If expenditures related to our sales and marketing activities are not accompanied or shortly followed by increased revenue, our quarterly and annual operating losses could be greater than expected until we are able to delay or reduce expenditures. While we achieved profitability during the third quarters of 2002 and 2003, many factors, including the factors described in this report, may result in our incurring losses for the remainder of 2003. We need to significantly increase our quarterly revenues or significantly reduce our quarterly expenses from their historical levels in order for us to sustain the profitability achieved during the third quarters of 2002 and 2003.

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

         Trading in our common stock has historically been very limited and has made the market price of our common stock vulnerable to significant fluctuations. At September 30, 2003, we had 23,656,051 outstanding shares of common stock, with an approximate additional 8.1 million shares of common stock issuable upon the exercise of employee stock options and common stock purchase warrants and an approximate additional 32 million shares issuable upon conversion of debt which would total an approximate 62 million shares at September 30, 2003, if all of the outstanding options and warrants were exercised and all of the outstanding debt was converted.

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

Item 2.  Changes in Securities

         During the three months ended September 30, 2003, we did not issue any securities in a transaction that was not registered under the Securities Act of 1933 in reliance upon the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of that act. Those sections of the act exempt from registration any securities transactions that do not involve a general solicitation and in which recipients of the securities acquiring them solely for investment, provided the recipients also possess requisite financial sophistication and, subject to some limitations, are provided with certain information regarding the company.


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

         (b) Reports on Form 8-K. The company made the following filings on Form 8-K during the three months ended September 30, 2003:

         Current Report on Form 8-K, dated August 18, 2003, reporting, under
Item 9, the Company's Second Quarter Earnings.

Signatures and Certifications of the Chief Executive Officer and the Executive Secretary of the Company

     The following pages include the Signatures pages for this report and separate Certifications of the Chief Executive Officer and the Executive Secretary of the company as required by Rule 13a-14 under the Securities Exchange Act of 1934 in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the company's "disclosure controls and procedures" and its "internal controls and procedures for financial reporting". Item 3 of Part I of this report presents the conclusions of the Chief Executive Officer about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to the company's Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2003         INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
                                (Registrant)


                                By:      /s/ GEORGE E. MENDENHALL
                                         ---------------------------
                                         George E. Mendenhall
                                         Chief Executive Officer



                                By:      /s/ STUART E. MASSEY
                                         ---------------------------
                                         Stuart E. Massey
                                         Executive Secretary

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

Date:  November 14, 2003                             /s/ GEORGE E. MENDENHALL
                                                     ---------------------------
                                                     George E. Mendenhall
                                                     Chief Executive Officer

                            SECTION 302 CERTIFICATION

I, Stuart E. Massey, certify that:


5. I have reviewed this quarterly report on Form 10-QSB of Integrated Business Systems and Services, Inc.;

6. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

7. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

8. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:  November 14, 2003                             /s/ STUART E. MASSEY
                                                     ---------------------------
                                                     Stuart E. Massey
                                                     Executive Secretary

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

10.27 Security Agreement dated January 1, 2003 by and between the Company and Fitz-John Creighton McMaster (incorporated by reference to Exhibit
         10.27 in the Company's Form 10-QSB for the three-month period ended June 30, 2003).

10.28 Security Agreement dated January 1, 2003 by and between the Company and Rice Street Associates, LLC (incorporated by reference to Exhibit 10.28 in the Company's Form 10-QSB for the three-month period ended June 30,
         2003).

10.29 Security Agreement dated August 14, 2001 by and between the Company and Kirkman Finlay III (incorporated by reference to Exhibit 10.29 in the Company's Form 10-QSB for the three-month period ended September 30,
         2002).

10.30 Integrated Business Systems and Services, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.30 in the Company's Form 10-QSB for the three-month period ended September 30, 2002).

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