Form 10QSB/A
period 2003-09-30
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2003-11-25
CIK 1040863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A


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

         Debt and Other Payables - On December 31, 2001, the company achieved almost complete debt service relief for 2002 and 2003 through the restructuring of substantially all of its short-term and long-term debt into convertible debentures and notes. Under the restructured debt instruments as originally in effect, approximately 80% of the entire principal balance of the restructured debt was not payable until January 1, 2004. Substantially all of the remaining 20% was payable during January of 2003. Effective January 1, 2003, the holders of substantially all of that remaining 20% agreed to extend the January 2003 maturity date until January of 2004. The Company is currently in default under all of the remaining 20% short-term notes due January 1, 2004. Under these principal and interest due total approximately $648,000 as of September 30, 2003.

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

         Debt and Other Payables.

     On December 31, 2001, the company achieved almost complete debt service relief for 2002 and 2003 through the restructuring of substantially all of its short-term and long-term debt into convertible debentures and notes. Under the restructured debt instruments as originally in effect, approximately 80% of the entire principal balance of the restructured debt was not payable until January 1, 2004. Substantially all of the remaining 20% was payable during January of 2003. Effective January 1, 2003, the holders of substantially all of that remaining 20% agreed to extend the January 2003 maturity date until January of 2004. The Company is currently in default under all of the remaining 20% short-term notes due January 1, 2004. Under these principal and interest due total approximately $648,000 as of September 30, 2003.

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

         At September 30, 2003, we had approximately $2.9 million in outstanding debt under convertible debentures and notes that we issued in 2001 and in 2002. This debt has a security interest in all of our assets, including our proprietary technologies. Of this amount, approximately $648,000 in principal and interest is due during the remainder of 2003, and the remainder is due during the first quarter of 2004. The company is currently in default on a portion of its outstanding debt. Principal and internal amounts totalling approximately $648,000 at September 30, 2003. Funds from any resulting liquidation of all our assets would not be sufficient to fully repay our secured creditors. In such event, our unsecured creditors and our shareholders would receive nothing.

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