Form 10KSB
period 2003-12-31
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2004-03-29
CIK 1040863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 0-24031

INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
(Name of Small Business Issuer in Its Charter)

South Carolina	57-0910139
(State of Incorporation)	(I.R.S. Employer Identification Co.)

1601 Shop Road, Suite E
Columbia, South Carolina	29201
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: (803) 736-5595

Securities registered under Section 12(b) of the Exchange Act:	Name of Exchange of Which Registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the year ended December 31, 2003, the issuer’s most recent fiscal year, were $3,310,743.

The aggregate market value of voting and non-voting common stock held by non-affiliates of the issuer on February 29, 2004 was approximately $1,192,000. This value was calculated by excluding all shares held by officers, directors and controlling stockholders of issuer without conceding that all such persons are “affiliates” of the issuer for purposes of the federal securities laws.

The number of shares outstanding of the issuer’s common stock, no par value, on February 29, 2004 was 26,949,328.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

Documents Incorporated By Reference. Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2004 (the “2004 Proxy Statement”) are incorporated herein by reference.

     Statements in this Annual Report on Form 10-KSB include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industry and economies in which we operate and other information that is not historical information. You can identify a forward-looking statement by our use of the words “anticipate,” “estimate,” “expect,” “intend,” “plan,” “may,” “will,” “continue,” “believe,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements.

     There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known Risk Factors, which are included in Exhibit 99.1 of this Annual Report and which could impact our forward-looking statements, include, but are not limited to, the following factors: (i) substantial leverage and indebtedness of the Company; (ii) going concern issues raised by our auditors; (iii) most of our sales are attributable to one or two principal customers; (iv) existence of a large accumulated operating deficit; (v) significant unanticipated fluctuations in our actual or anticipated quarterly revenues and operating results; (vi) the possibility of slow or impaired performance of our software products; and (vii) a wide variety of risks specific to the software industry.

     We file our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, proxy statements, Current Reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act with the Securities and Exchange Commission (“Commission” or “SEC”). These reports are available as soon as reasonably practicable after we electronically file such materials with the Commission. The reports are also available in print to any shareholder who requests them by contacting our corporate secretary at the address above for the Company’s principal executive offices.

PART I

Item 1. Description of Business

     General Overview

     Founded in 1990 in Columbia, South Carolina, Integrated Business Systems and Services, Inc. (“IBSS” or the “Company”) originated as a systems integrator for automatic data collection systems used in manufacturing and for specialty on line transaction processing in the credit card industry. Over the past ten years, IBSS has enjoyed success in a number of different market segments and opportunities. IBSS has used its proprietary core technology, Synapse™, its experience, along with its proven methodology to develop, market and sell custom solutions for a variety of customer specific needs in a number of vertical markets.

     IBSS’ emphasis is on helping businesses mitigate risk as they introduce new software products, extend their existing software applications and systems, or improve the way they do business. The IBSS value proposition provides three valuable assets to corporate clients:

•	proven expertise in integration, on-line transaction processing and wireless communications-based solutions;

•	the Synapse™ methodology, which lets businesses quickly and economically prototype, test drive, validate and deploy new ideas; and

•	the proprietary Synapse™ technology, which gives customers a powerful, secure enterprise framework.

     Further, IBSS’ proprietary Synapse™ technology reduces customer vulnerability to the types of hacker and virus threats to which more ubiquitous, commodity technologies are prone. By owning and controlling its own technology with which to create on-line applications, IBSS can offer its customers a flexible business relationship that can entertain custom extensions, unique licensing arrangements and certain exclusivities in the customers’ vertical market.

     The value-based proposition, described above, enables IBSS to carefully tailor its services and software to respond to a customer’s unique set of needs and to rapidly produce solutions specific to those needs. This is IBSS’s main competitive advantage, allowing it to succeed over the years where other technology companies have failed. This advantage would not have been possible if it were not for the Company’s key asset — Synapse™ a platform and framework for dynamic, distributed, real-time software applications.

     With Synapse™, IBSS creates customer specific solutions quickly and easily without the need to rely on any other vendors’ technologies, thus dramatically lowering the risks and costs of providing these solutions. In addition, Synapse™ also eliminates dependence on third-party software technology components or licensing to support development, integration and deployment of these solutions.

     The fact that IBSS does not have to rely on vendors like Microsoft, Oracle, IBM, or others for the development architecture and framework, or pay run-time license fees for deployment of its applications, gives IBSS an advantage in the market place by virtue of increased business leverage and control, added financial security and licensing and pricing flexibility.

     IBSS’ principal asset continues to be Synapse™ and the Synapse™ application development methodology created by IBSS. Over the years, Synapse™ has matured and broadened, gaining refinements and extensions that make it a comprehensive framework with broad application for the development and deployment of integrated enterprise wireless computing and radio frequency identification (“RFID”) solutions, as well as many other transaction-centric applications.

     Synapse™ provides a framework and methodology for creating, implementing and managing a wide variety of dynamic distributed, networked and real-time enterprise applications, quickly and efficiently, across multiple locations (such as headquarters and field offices). This flexible, connectable, logical IBSS software platform is especially valuable when automating transaction oriented business processes. The Synapse™ framework combined with IBSS’ methodology greatly simplifies the integration of disparate systems and the incorporation of emerging technologies, like wireless and auto-ID, where a lack of standards or protocols and the constant introduction of new devices are the norm. Synapse™ delivers time and cost savings in the development, deployment and on-going management of customized applications. IBSS continues to enhance the product, most recently introducing Synapse™ Composer, a powerful, simplified management tool, and Synapse™ Thin Web, a powerful, high performance thin client which can be configured from within Synapse™.

     For now, the Company’s marketing of the Synapse™ suite of products is primarily aimed at wireless mobile computing applications (which includes radio frequency (“RF”) terminals, personal device assistants (“PDAs”), wearable computers, laptops, Pocket personal computers (“PCs”) and tablet computers), RFID, electronic tagging, bar-code data collection, and other on-line real time machine-to-machine (“M2M”) applications in manufacturing, healthcare, government, distribution and other vertical markets.

     The move of businesses to RFID is being facilitated by widespread adoption of electronic product codes (“EPC”) that permits tagged objects to be tracked via the Internet. Synapse™ has the unique ability to track, analyze and share information on the movement of e-tagged objects across multiple locations, technologies, computer operating systems and networks, giving managers total visibility and the knowledge to more efficiently reach their objectives.

     IBSS’ objective is to become the nation’s vendor-of-choice among businesses seeking the most advanced and cost-effective solutions for tracking, automated data collection and integration. We currently apply our software to bring real-time visibility to manufacturing processes as well as to both the corporation’s front office and supply chain execution. Our applications offer a high degree of flexibility, rapid granular implementation, and scalability across virtually any operating system and hardware platform. In addition to our software, we provide our customers with a variety of services, including custom design, implementation assistance, project planning and training.

The Synapse™ Technology

     The Synapse™ platform and framework is designed to be the glue in heterogeneous environments, easily interacting with and extending disparate and best-of-breed applications and operating environments, database management systems, and legacy applications. The Company believes that one of the greatest challenges for information technology (“IT”) organizations is the fact that today’s technologies do not adequately address the complexity inherent in aggregating applications from distributed systems, networks, and devices. Software developers describe how their applications are distributed directly within the Synapse™ model, and never have to resort to another language or tool.

     Synapse™ has been designed to provide a complete integrated development and implementation platform that reacts in business process terms, not procedural language-based programmer terms – an environment capable of defining and maintaining the entire enterprise’s topology in business process terms. Synapse™ has been designed to extend the functionality of legacy systems, integrate rapidly, and extend business functionality, allowing the customer to quickly embrace and deploy new standards as they emerge without starting over or re-creating applications.

Synapse™ Advantages

     Synapse™-based applications provide the following advantages to organizations in monitoring, maintaining and integrating their business systems, applications and processes, both internally and with their external electronic relationships:

     •     Incrementally Deployed. Synapse™’s incremental deployment feature allows for the solving of point specific solutions now, while providing for easy expansion later, overtime. This lets the user quickly solve problems today and facilitates additional enhancements in a rapidly changing environment. Application deployment can be planned and executed in manageable increments. This allows real cost savings and productivity enhancements to begin accruing to the benefit of the customer much more quickly than is possible with the traditional database model.

     •     Completely Self-Contained. By being fully self-contained, Synapse™ enables organizations to describe any distributed application without the use of other third party supporting software. In addition, no third party programming tool is needed to modify or extend Synapse™ functionality in order to deliver the desired application.

     •     Real-Time Distributed. By possessing a real-time and naturally distributed architecture, Synapse™ has been designed to allow any business to instantaneously update its entire system through any Synapse™ node on the enterprise network, thereby eliminating a business’s reliance on a central critical server, while maintaining efficient management of logic between systems. It is also designed to take advantage of an organization’s existing investments in information technologies by working with and connecting to multiple financial, human resource and enterprise resource planning systems. As a result, application development is greatly simplified and Synapse™ enables businesses to extend the life and functionality of their existing system applications.

     Existing Synapse™ Licensed Offerings

     As noted above, our objective is to become the nation’s vendor-of-choice among businesses seeking the most advanced and cost-effective systems tracking and integration solutions. We are currently focusing our marketing of our Synapse™-based offerings through the following three modules:

     Synapse for Manufacturing™

     Synapse for Manufacturing™ bundles the integration capability of the Synapse™ architecture with the application modules capable of fully automating the manufacturing plant. Synapse™ for Manufacturing, first released in September 2000, is a powerful manufacturing execution management system (“MES”) that enables the sharing of real-time information with the manufacturing plant, the manufacturer’s customers, the supply chain and the manufacturer’s corporate headquarters.

     Synapse for Manufacturing™ provides on-line process management for manufacturing shop floor environments. This application utilizes our proprietary on-line transaction processing configuration environment to provide maximum configurability, maintainability and efficiency for our customers’ systems. The system is designed so that a manufacturing or industrial analyst can configure the unique processes and process requirements of a manufacturing facility without the typical costs and development time associated with the application programming required of competing MES applications.

     Synapse for Manufacturing™ is based on a “bill of operations” concept and can be configured to provide detailed shop floor management for any specific manufacturing facility, in many cases without requiring the customer to modify its manufacturing shop floor methodologies or procedures. As a result, customers are able to achieve a return on their IT investment more quickly than by using other MES systems. Other MES applications are based on current application development tools to achieve “configurable” shop floor applications specific to individual manufacturing industries such as electronics, food processing or pharmaceuticals. Synapse for Manufacturing™ is designed to allow a manufacturing industrial analyst to configure MES applications for any manufacturing industry, effectively eliminating the need to also involve traditional computer programmers for custom software development.

     Synapse Integrated Development Environment™ with The Synapse Composer™

     The Synapse Integrated Development Environment™ provides a complete framework for the efficient creation, execution, integration and management of wireless on line transaction processing applications. It handles all of an organization’s wireless and automatic identification software needs within a single productive framework.

     Synapse Composer™ is a next generation software application development tool. Synapse Composer™ enables the developer to see all of the functional components of the customer’s software applications in a single view. Armed with this unified view of the customer’s entire system, the customer can use Synapse Composer™ in one unified and complete development environment to create, troubleshoot and modify every dimension of its software applications, all in real time, and all while the customer’s systems are up and running.

     Synapse Composer™’s functionality includes the ability to create, define and control complete software applications — spanning browser, web server, application server, database server, and integration with other systems - within a single, stable and complete environment.

     Synapse Enterprise Application Server™

     The Synapse Enterprise Application Server™ provides a complete runtime framework for the efficient execution, integration and management of wireless on line transaction processing applications. It is capable of performing all of an organization’s wireless and automatic identification software functions within one productive framework.

     The Synapse Enterprise Application Server™ is a platform on which customers deploy their particular Synapse™ based solutions for their wireless, mobile data, and automatic identification and tracking application needs. Synapse Enterprise Application Server ™ provides operating platform, database, network, and device services all within a single integrated framework. This allows customers the maximum capability to manage all of their enterprise wireless and other on-line transaction processing (“OLTP”) needs from within a single software framework, assuring maximum efficiency when creating applications for dynamic, distributed, OLTP solutions.

     Customer Support

     Customer support is provided for all of our maintenance customers. IBSS customer support is staffed by experienced IBSS professionals focused on resolving problems and assuring that our customers are satisfied. Our Customer Support Center is available 24 hours a day, 7 days a week.

     Consulting Services and the Synapse™ Methodology

     IBSS offers a variety of consulting services to our customers and to third-party integrators, including: implementation assistance, project planning, process design, system configuration and implementation. IBSS professionals can provide these services directly to provide the customer with a full range of business process re-engineering, customization, implementation, project management, and on-going support services.

     Synapse™ Methodology Overview – Services and Deliverables

     IBSS has developed an optimized methodology for applying the Synapse™ technology. This methodology allows for rapid prototyping and validation throughout the development and deployment of the new solution. At the heart of the Synapse™ Methodology is the overall ability to describe any distributed application with only IBSS and Synapse™. When combined with open source tools like Linux, Synapse™ and IBSS become an extremely cost effective development situation. The Synapse™ methodology emphasizes rapid prototyping at every stage of the project to validate assumptions and mitigate the risk of not meeting the original desired results as reflected in function, cost, and time to market of the proposed project. The key components of this methodology are as follows:

     Project scope

•	Key functional Processes and efforts
•	Business Entities included in the Project
•	Services and Deliverables

     Business Requirements Analysis

•	Hardware Requirement
•	User Interface Requirements (New application)
•	Third Party System Integration (Application)
•	Data Preservation
•	Support Requirements
•	Server Types and Locations (across business entities)
•	Business Requirements Sign Off

     Application Design

•	Network and Hardware
•	Business Functional Flow
•	Design Sign Off

     Application Development and Configuration

•	Server Application
•	Device Applications
•	System Interfaces supporting Server and Device Applications
•	System Testing and Quality Assurance
•	Documentation

     Implementation

•	Production Installation
•	Hardware Preparation and Implementation
•	Go-Live Support

•	On Site Training
•	Implementation and Project Sign-off

     Project Management

•	Project Estimating Work Sheet

     Customer Education and Training

     We offer comprehensive training courses for our customers and partners with the goal of ensuring each customer’s success with our software applications. Training is also available for third-party consultants. Services include project team training classes, end-user training classes and consulting services.

     Sales and Marketing

     IBSS is focused on marketing its proprietary Synapse™ software licenses to a broad array of commercial and governmental entities, primarily through newly enabled as well as established third-party resellers. Synapse™ cuts costs by efficiently integrating data from myriad collection devices, processing systems and branded software products, giving field personnel and headquarters managers “see-through” vision to track products, people and information across divisions and around the world.

     The Company is seeking to build a cadre of indirect resellers made up of businesses that dominate specific vertical market niches or specialize in targeted vertical or horizontal end user markets. Indirect channel vertical market targets include manufacturing/supply chain; healthcare and hospitals; distribution; mobile field service and asset tracking.

     The Company also offers a range of licensing packages, including server licensing, concurrent user licensing, and licenses for vertical and advanced option components and offers both OEM (Synapse™ Inside) and reseller relationships

     The Company markets and licenses its software products in North America primarily through its direct sales and marketing and business development organization. Our growth strategy focuses on working with businesses that will not only use our technology and services in new and profitable ways, but will also be deploying the resulting solution to their supply chain or for resale to their vertical market.

     Our Sales and Growth Strategies

     Expand and Leverage Strategic Relationships. We intend to access new markets and distribution channels by continuing to establish and leverage business relationships customers who bring new vertical market expertise, where IBSS can help them build and deploy a new product for their use and for resale in their vertical market where they have expertise. As a result, we expect to enhance our customer base, cultivate additional market expertise, and achieve our growth objectives more quickly and cost-effectively.

     Target Vertical Markets with Industry Focused Solutions. We believe that we have a competitive edge in providing e-business solutions to organizations requiring the rapid creation of new applications or more efficient handling of the frequent changes or adjustments to their existing systems and applications, as well as the integration of those systems and applications. Our belief is a function of the demonstrated ability of Synapse™ to provide these dynamic solutions more quickly and at a lower cost than our competition.

     We have currently developed and have implemented these solutions for organizations in such diverse marketplaces as textile and apparel manufacturing, airport special services, furniture manufacturing, commercial printing, and automotive. Accordingly, we have specifically focused our business development efforts in these targeted industries where we believe our Synapse™ products provide us with the greatest competitive advantages. We expect to benefit significantly from the vertical market potential offered by each of these targeted industries, and we intend to dedicate more sales and marketing resources to establish more strategic alliances to penetrate these industries.

     Enhance the Synapse™ Product and Technology Leadership. We believe that in Synapse™ and its related suite of products, we have developed the broadest, most comprehensive and most cost-effective e-business solution to address the needs of an organization in a dynamic business environment. We have filed a patent application on our basic Synapse™

technology. We intend to continue investing in research and development to enhance the capability of Synapse™ to provide solutions that will enable our customers’ operations to be more efficient and extend their organizations more rapidly and cost effectively. Currently, our development efforts are focused on continuing to enhance the performance and configuration productivity capabilities of Synapse™.

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

     Leverage Customer Base through Network Effect. We intend to provide the best possible service to our installed base of customers in order to expand the use of our Synapse™ products within our customers’ organizations. The strategic importance of the Synapse™ products to our customers is expected to provide what we believe will become the foundation for our preferred access to additional projects within their organizations. This visibility to our customers’ senior management, combined with our focused implementation and service approach, is expected to facilitate the rapid adoption and deployment of the Synapse products throughout the customer’s enterprise.

     Furthermore, as our customers deploy the use of the Synapse™ products throughout their extended organizations, including their supply chains and electronic markets, their customers, suppliers and partners will be exposed to the robust scope of the functionality provided by the Synapse™ products in the context of the exchange of mission-critical business information. We believe that this exposure, which will allow non-customer participants in the supply chain to benefit from the Synapse™ solution first-hand, should enable us to create a powerful network effect in the acceleration of industry recognition and adoption of our Synapse™ products. Therefore, we are focused on this positioning to leverage our opportunities across multiple target markets in order to grow our revenue base.

     Research and Development

     Over the past two years, we have focused our research and development efforts primarily on expanding the core capabilities of Synapse™. We plan to continue to devote design and research resources to continue to enhance the base Synapse™ products, develop more industry-specific applications, and add functionality to our existing applications.

     Intellectual Property

     We regard certain aspects of our internal operations, products and documentation as proprietary. We rely primarily on a combination of patent, copyright, trademark and trade secret laws, and other measures to protect our proprietary rights. We also rely on contractual restrictions in our agreements with customers, employees and others to protect our intellectual property rights. However, there can be no assurances that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known. Our ability to compete and succeed is dependent, in part, upon our patent-pending technology; and we are in the process of obtaining all related patent rights to our core technology, the Synapse™ model, in the United States and internationally.

     Competition and Markets

     While there are many companies offering solutions to the myriad individual problems that Synapse™ addresses, we believe that none offer a single solution to address all of the development, implementation, integration, and management issues at once. Further, there are additional technical and business barriers to entry into the Company’s market. To sustain these barriers, the Company is concentrating on protecting its valuable intellectual property and first-to-market advantage. The Company is building a patent portfolio covering its technology, and is moving aggressively to establish Synapse™ as the standard for integrating and managing wireless networking, mobile computing, ADC and RFID within a single development and implementation framework.

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

     In the last three years, global competition and difficult economic times have intensified the competitive environment for all businesses dramatically. This has caused businesses to seek new ways to generate sustainable competitive advantages. As competition has increased and markets have become more dynamic, companies have begun to recognize that they must coordinate more closely every aspect of their business. In order to achieve a more efficient working process while taking advantage of the enormous investment in the broad range of package and custom software applications, it has become critical that these applications be efficiently integrated. The complexity of this integration challenge has historically required time-consuming, expensive, custom developed solutions. In response, the market for third-party enterprise application integration software providers has emerged to deliver this integration capability as a packaged solution.

     The market for our Synapse™ platform is extremely broad and could be considered competitive with any provider of transaction processing or real time data. However, we do not plan, nor do we have the resources, to market the product as a software platform. Instead, we are focused on enabling new vertical solutions to meet the needs of specific industry segments. These segments to date include wireless on line transaction processing in manufacturing, transportation and distribution. We will continue to develop applications for solving problems where real time information and data collection are needed, from automated procurement, inventory management and distribution management to order processing, integrated customer support and collaborative planning.

     The markets in which we operate are highly competitive. Our competitors are diverse and offer a variety of solutions targeting various segments of the industry sectors for which we have developed or will develop our applications. Some competitors compete with suites of applications designed to offer out-of-the-box integration, while the majority offer point solutions designed specifically to target particular functions or industries. IBSS competes with these other companies with our breakthrough Synapse™ architecture and industry-specific applications. Our value proposition consists of our experience in wireless on line transaction processing, our efficient Synapse™ methodology, and the power and flexibility of our Synapse™ platform and framework.

     In some cases, we compete with a subset of the functionality found in the organization’s other integrated business systems. These business systems may include large monolithic software packages which are commonly referred to as enterprise resource planning (“ERP”) software, supply chain management (“SCM”) software packages, and large, supply chain and collaborative product management software firms that provide MES software packages. Competitors who supply these package business software products include large ERP software vendors, such as Microsoft, Oracle, PeopleSoft, SAP and others that have added or are attempting to add capabilities for supply chain planning or business-to-business collaboration to their transaction system products; companies such as I2, Adexa, Manugistics, Manhattan Associates and others that compete principally in supply chain management applications; companies such as Agile, Commerce One and others that compete principally with our supplier relationship management applications; and companies such as Apriso, CamStar, Datasweep, and others that compete in the collaborative production management market place.

     In summary, we believe that the primary competitive factors which affect the market for our products and services include product function and features; quality of service offered; performance and cost; ease of implementation; the “time-to-benefit” factor (the time period from identification of technology need or “fix” to delivery of the application solution); quality of customer support services; customer training and documentation; a project and implementation methodology which mitigates risk and product reputation. The relative weight of each of these factors is customer-specific. Although we believe that our products and services carry a unique value proposition, with respect to each of these factors, we must continue to invest in our business to maintain our position against current and future competition.

     Employees

     As of February 29, 2004, the Company had a total of 27 full-time employees and no part-time employees.

Item 2. Description of Property.

     The Company does not own any real property. With regards to leased real property, the Company is party to an office lease agreement for the lease of its corporate headquarters. Under that certain lease agreement dated October 8, 2002 (“Lease”) with Pinebelt, LLC, a South Carolina limited liability company (“Landlord”), the Company leases 7,400 useable square feet of office space at the Ten Oaks Office Center, a 57,000 square foot office center located in Columbia, South

Carolina. The Company leases the office space for a period of 120 calendar months and the current term of the Lease will expire on January 31, 2013. Under the terms of the Lease, the Company is obligated to pay to the Landlord base rental of $36,000 per calendar year, payable in equal monthly installments of $3,000 each. The Lease provides for common area maintenance (“CAM”) charges, for which the Company is obligated to pay its pro-rata share. CAM charges are adjustable and are currently at least $1.00 per annual gross square foot of the leased property (or $0.083 per monthly gross square footage). The Lease also provided for a $50,000 security deposit, the first $10,000 of which was payable on or before December 15, 2002, the second $10,000 of which was payable on or before January 15, 2003, and four installments of $7,500 each were due every 30 calendar days after January 15, 2003. The Company is obligated to indemnify the Landlord for usual and customary costs and liabilities, including claims arising from the Company’s use of the leased property and breach or default in performances by the Company of any of its obligations under the Lease.

Item 3. Legal Proceedings.

     We are not currently involved in any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal year 2003.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

     Market Information

     Shares of our common stock (“Common Stock”) are traded on the National Association of Securities Dealers (“NASD”) Over-the-Counter Bulletin Board System (the “OTCBB”) under the symbol “IBSS.OB”. The following table sets forth the high and low bid prices per share of our Common Stock for the indicated periods as reported by the OTCBB:

2002	High	Low

First Quarter	$1.44	$0.87
Second Quarter	$0.91	$0.45
Third Quarter	$0.53	$0.30
Fourth Quarter	$0.44	$0.17

2003

First Quarter	$0.23	$0.13
Second Quarter	$0.21	$0.14
Third Quarter	$0.21	$0.11
Fourth Quarter	$1.20	$0.13

     The foregoing quotations reflect inter-dealer prices without retail markup or commissions and may not necessarily reflect actual transactions.

     As of February 29, 2004, we had 106 holders of record of our Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our Common Stock is Pacific Corporate Trust Company, which is located at 625 Howe Street, 10th Floor, Vancouver, British Columbia V6C 3B8. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

     Dividends

     We have never declared or paid any cash dividends. We do not expect to pay any cash dividends on our Common Stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the growth of our business. We may incur indebtedness in the future which may prohibit or effectively restrict the payment of dividends, although we have no current plans to do so. Any future determination to pay cash dividends will be at the discretion of our Board of Directors.

     Equity Compensation Arrangements

     The following table provides information with respect to all equity securities of the Company sold during fiscal year 2003 pursuant to existing equity compensation arrangements for officers, directors, and non-officer employees.

2003 Equity Compensation Plan Information

	Number of	Weighted–average	Number of
	securities to be	exercise price of	securities
	issued upon	outstanding	remaining available
	exercise of	options, warrants,	for future issuance
	outstanding	and rights	under equity
	options, warrants,		compensation plans
	and rights		(excluding
securities
reflected in
column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	650,000	-0-	-0-
Equity compensation plans not approved by security holders	13,406,033 (1)	$0.14	-0- (1)

Total	14,056,033 (1)	$0.14	-0- (1)

(1)	As of October 1, 2003, the Board of Directors approved an increase from 1,200,000 to 16,200,000 in the number of shares authorized for issuance under the Company’s Stock Incentive Plan (the “2001 Plan”) and granted certain options, subject to shareholder approval. This amendment will be presented to the Company’s shareholders for approval at the Annual Meeting of Shareholders on June 10, 2004. These amendments reflect this increased amount and option grants.

     All of the stock options referenced in the foregoing table were granted by the Company to officers, non-officer employees, and directors pursuant to informal equity and board service compensation plans adopted without shareholder approval by the Board of Directors of the Company.

Of the total 14,056,033 stock options,

(a)	524,560 options were granted to all non-officer employees of the Company on February 20, 2003 as partial compensation for across the board wage cuts declared by the Company and affecting all officers and non-officer employees, and 106,273 options were granted to the three executive officers of the Company as partial compensation for the same wage cuts made in 2003 that affected all non-officer employees;

(b)	10,800,000 options were granted to the three executive officers of the Company pursuant to separate new employment agreements with the Company dated October 1, 2003, of which 4,300,000 vested on October 1, 2003 and the remaining 6,500,000 will vest on October 1, 2005;

(c)	650,000 options were granted to three members of the Company’s Board of Directors as compensation for their respective service on the Board of Directors and the two committees of the Board of Directors, including 250,000 stock options granted to Mr. Berger for his service as both chair and co-chair of several committees of the Board of Directors and 200,000 options were granted to Ms. Cole and Mr. Pulford each for their respective service on various committees of the Board of Directors;

(d)	1,975,000 options were granted to non-officer employees pursuant to option agreements dated October 1, 2003 and will vest on October 1, 2005; and

(e)	the remaining 106,473 options were granted on several different occasions to various employees of the Company.

     Sales of Unregistered Securities

     The Company has, within the past three years, sold securities that were exempt from registration under the Securities Act pursuant to Section 4(2) as described below.

     In 2001, the Company restructured substantially all of its short-term and long-term debt into a series of convertible debentures and notes, several of which have since been amended and restated. In connection with the debt restructuring, the Company issued the following securities:

•	Promissory note dated August 14, 2001 in the face amount of $125,000 and issued to Kirkman Finlay III, which permits conversion of the outstanding principal amount into at least 138,889 shares of Common Stock (at a conversion price equal to or less than $0.90/share). On October 14, 2003, this note was converted by the holder into 402,186 shares of Common Stock;

•	Promissory note dated March 15, 2001 in the face amount of $300,000 and issued to Rice Street Associates, Ltd., which permits conversion of the outstanding principal amount into at least 333,333 shares of Common Stock (at a conversion price equal to or less than $0.90/share); and

•	Promissory note dated March 15, 2001 in the face amount of $350,000 and issued to Fitz-John Creighton McMaster, which permits conversion of the outstanding principal amount into at least 388,888 shares of Common Stock (at a conversion price equal to or less than $0.90/share).

     On March 29, 2002, the Company issued a note to Steve Swanson in the principal amount of $100,000, at an interest rate of 9% per annum, which was convertible into shares of Common Stock.

     On October 1, 2003, certain IBSS Class A Investors, LLC converted the outstanding balance of principal and interest due on its Amended and Restated Class A Secured Debenture ($1,031,677) into a non-interest bearing and non-convertible note due on December 31, 2006. EEL Group, LLC, which was formed from the remaining participants in IBSS Class A Investors, LLC who had not previously elected to convert their proportionate shares of the note, received warrants to acquire 15,214,170 shares of Common Stock at a purchase price of $0.07275 per share, which warrants first become exercisable on October 1, 2004. Also on October 1, 2003, certain IBSS Class B Investors, LLC converted the outstanding balance of principal and interest due on its Amended and Restated Class B Secured Debenture ($1,735,399) into a non-interest bearing and non-convertible note due on December 31, 2006. GEE Enterprises, LLC, which was formed from the remaining participants in IBSS Class B Investors, LLC who had not previously elected to convert their proportionate shares of the note, received warrants to acquire 22,821,256 shares of Common Stock at a purchase price of $0.07275 per share, which warrants first become exercisable on October 1, 2004. The Company issued the following securities pursuant to these transactions:

•	Amended and Restated Class A Secured Debenture dated October 1, 2003 in the principal amount of $928, 241 and issued to the IBSS Class A Investors, LLC;

•	Amended and Restated Common Stock Purchase Warrant (Class A Investors) dated October 1, 2003 and issued to the IBSS Class A Investors, LLC (convertible upon exercise into 464,120 shares of Common Stock);

•	Amended and Restated Class A Contingent Common Stock Purchase Warrant dated October 1, 2003 and issued to the IBSS Class A Investors, LLC (convertible upon exercise into 928,241 shares of Common Stock);

•	Common Stock Purchase Warrant dated October 1, 2003 and issued to EEL Group, LLC (convertible upon exercise into 15,214,170 shares of Common Stock);

•	Amended and Restated Class B Secured Debenture dated October 1, 2003 in the principal amount of $1,933,399 and issued to the IBSS Class B Investors, LLC;

•	Amended and Restated Common Stock Purchase Warrant (Class B Investors) dated October 1, 2003 and issued to the IBSS Class B Investors, LLC (convertible upon exercise into 2,033,399 shares of Common Stock);

•	Amended and Restated Class B Contingent Common Stock Purchase Warrant dated October 1, 2003 and issued to the IBSS Class B Investors, LLC (convertible upon exercise into 2,033,399 shares of Common Stock); and

•	Common Stock Purchase Warrant dated October 1, 2003 and issued to GEE Enterprises, LLC (convertible upon exercise into 22,821,256 shares of Common Stock).

     Effective October 2, 2003, the Company issued 1,000,000 shares of Common Stock to The Scott Group pursuant to a consulting agreement under which The Scott Group provides various services to the Company.

     On December 13, 2003, Steve Swanson converted the outstanding principal and interest ($113,586.29) on his note (as described above) into 391,677 shares of Common Stock at a conversion price of $.29 per share, in accordance with the terms of the note.

     On December 31, 2003, the Company sold 1,250,000 shares of Common Stock and 1,000,000 Common Stock warrants to Generation Capital Associates, Inc. (“GCA”) pursuant to the terms of a purchase agreement with GCA dated December 24, 2003, a Common Stock purchase warrant with GCA dated December 30, 2003, and two separate letter agreements with GCA dated December 24, 2003 and January 13, 2004. In addition to purchasing 1,250,000 shares of Common Stock, GCA was also granted warrants to purchase up to 1,000,000 shares of Common Stock. In exchange, GCA paid $250,000 to the Company that the Company is currently using as short-term operating capital.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

     Overview

     IBSS’ emphasis is on helping businesses mitigate risk as they introduce new software products, extend their existing software applications and systems, or improve the way they do business. The IBSS value proposition provides three valuable assets to corporate clients:

•	proven expertise in integration, on-line transaction processing and wireless communications-based solutions;

•	a unique Synapse™ methodology that lets businesses quickly and economically prototype, test drive, validate and deploy new ideas; and

•	IBSS’ proprietary Synapse™ technology, which gives customers a powerful, secure enterprise framework.

     IBSS’ proprietary Synapse™ technology enables better security because it is not susceptible to the same hacker activities related to viruses which currently plague today’s commodity technologies. In addition to a new level of control and security, IBSS by owning and controlling its own technology with which it creates on-line applications, can offer its customers a flexible business relationship that can entertain custom extensions, unique licensing arrangements and certain exclusivities in a customer’s vertical market.

     The above described value proposition enables IBSS to respond to a customer’s unique set of needs and allows IBSS working with the customer to rapidly produce solutions specific to those needs. This is the Company’s primary advantage that has allowed it to succeed over the years where other technology companies have failed. This advantage would not be possible if it were not for the Company’s key asset — Synapse™, a platform and framework for dynamic, distributed, real-time software applications.

     With Synapse™, IBSS creates customer specific solutions quickly and easily without the need to rely on any other vendors’ technologies, thus dramatically lowering the risks and costs of providing these solutions and eliminating dependence on third-party software technology components or licensing to support development, integration and deployment of these solutions.

     The fact that IBSS does not have to rely on vendors like Microsoft, Oracle, IBM, or others for the development architecture and framework, or pay run-time license fees for deployment of its applications, gives IBSS a unique competitive advantage in the market place by virtue of increased business leverage and control, added financial security and licensing and pricing flexibility.

     IBSS will continue to invest in research and development of its Synapse™ technology and the associated Synapse™ project management methodology. The objective of this continuous improvement is to create ever increasing efficiency, effectiveness and ease of use for the benefit of internal IBSS productivity, competitive advantage, and flexibility for our customers and partners.

     Since restructuring most of our short and long-term debt in December, 2001 and paying off or converting a significant portion of the same in 2002 and 2003, we have devoted substantial effort in 2002 and 2003 to developing our business plan, enhancing our management team and Board of Directors, and focusing our growth and marketing plan.

     For the near-term, the Company’s marketing of its Synapse™ products is aimed primarily at wireless mobile computing applications (radio frequency terminals, PDA’s, wearable computers, laptops, Pocket PCs and tablet computers) and automatic-radio frequency identification, electronic tagging, bar-code data collection, and other on-line real time machine-to-machine (“M2M”) applications in manufacturing, healthcare, government, distribution and other vertical markets. The move of businesses to RFID is being facilitated by widespread adoption of electronic product codes that permits tagged objects to be tracked via the Internet. Synapse™ has the unique ability to track, analyze and share information on the movement of e-tagged objects across multiple locations, technologies, computer operating systems and networks, giving managers total visibility and the knowledge to more efficiently reach their objectives.

     Our objective is to become the nation’s vendor-of-choice among businesses seeking the most advanced and cost-effective solutions for tracking, automated data collection and integration. We currently apply our software to bring real-time visibility to manufacturing processes and to both the corporation’s front office and supply chain execution. Our applications offer a high degree of flexibility, rapid granular implementation, and scalability across virtually any operating system and hardware platform. In addition to our software, we provide our customers with a variety of services, including custom design, implementation assistance, project planning and training.

     We will also consider opportunities for joint ventures, strategic partnerships, and acquisitions to better leverage our existing market base and expand and improve the capabilities of our current software architecture.

     Selected financial operations information is as follows for the fiscal years ended December 31, 2003, 2002, and 2001:

	Years Ended December 31,

	2003	2002	2001

Operating Revenues:
Services	$3,133,796	$2,728,355	$1,994,653
Software Licensing	55,937	506,590	153,750
Maintenance and Support	82,040	67,799	102,671
Hardware Sales (Third Party)	38,970	84,802	1,406,208
Total Revenues	3,310,743	3,387,546	3,657,282

Cost of Revenues
Services	$912,175	$1,023,634	1,239,215
Software Licensing	191,394	190,023	225,103
Maintenance	110,714	87,623	96,402
Hardware Sales	26,764	66,280	1,091,531

Total Cost of Revenues	1,241,047	1,367,560	2,652,251

Operating Expenses
General and Administrative	1,693,122	2,512,321	4,161,730
Sales and Marketing	311,010	311,402	1,707,415
Research and Development Costs	193,574	$376,660	$735,540
Restructuring and Impairment Charges	—	—	1,841,272
Bad Debt Expense	21,770	51,126	232,292

Total Operating Expenses	2,219,476	3,251,509	8,678,249

Loss from Operations	(149,780)	(1,231,523)	(7,673,218)

Other Income and Expenses
Loss on Disposal of Equipment	(15,500)	(11,999)	(5,151)
Other Income	39,363	128,050	83
Interest Income	5,250	4,442	32,912

Interest Expense	(726,654)	(1,196,384)	(3,800,341)
Loss on Equity Investment	—	—	(657,840)
Non-Controlling Interest in Loss (Gain)	—	(847,353)	847,353
Net Loss	$(847,321)	$(3,154,767)	$(11,256,202)

Basic Weighted Average Shares Outstanding
Basic Loss Per Share	($0.04)	($0.17)	($0.71)
Diluted Loss Per Share	($0.04)	($0.17)	($0.71)

     Results of Operations

     Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002

     Revenues

     Our total revenues decreased by $76,803 (approximately 2%) from 2002. This decrease was primarily attributable to the significant decrease of $450,653 (approximately 89%) in software licensing revenues. Substantially all of this decrease was due to our increased focus on expanding the functionality of existing licenses and licensed users, rather than expanding the number of licensed sites. In addition our revenues from the sales of third party hardware decreased by $45,832 (approximately 54%) from 2002. This decrease in hardware revenue was attributable primarily to the fact that hardware sales to our largest customer were significantly lower than in the prior year.

     The decrease in total revenues was offset significantly by an increase of $405,441 (approximately 15%) in our service revenues from 2002. Substantially all of this increase was attributable to our increased focus on expanding the functionality of existing licenses. Also, revenues from software maintenance fees increased by $14,241 (approximately 21%) from 2002. This increase was a consequence of applying the licensed software across more functionality, more sites and more users per the normal maintenance contract terms.

     Cost of Revenues

     Cost of revenues decreased by $126,513 (approximately 9%) from 2002. This decrease was attributable primarily to a decrease of $111,459 (approximately 11%) in direct services labor costs from 2002. This decrease was also attributable to our ongoing restructuring and cost control programs, but was offset by additional human resource costs required for certain customer projects. Our gross margin for services for 2003 increased to approximately 71%, as compared to 62% in 2002, due in part to our increased Synapse™ tool efficiency and increased staff utilization efficiency.

     Our cost from the sales of third party hardware also decreased by $39,516 (approximately 60%) from 2002. This decrease in hardware sales and subsequent hardware costs was associated primarily with more software intensive, rather than hardware intensive, projects. Our gross margin for hardware sales for 2003 was approximately 31%, as compared with 22% in 2002.

     The decrease in cost of revenues was offset somewhat by immaterial increases in the cost of licensing our Synapse™ e-based products and of maintenance.

     Gross Margin

     Gross margin was $2,069,696 in 2003, representing an increase of $49,710 (approximately 2%) over gross margin in 2002. This increase was due to the factors described above.

     Operating Expenses

     Total operating expenses decreased by $1,032,033 (approximately 32%) due to substantial cost reductions in 2003 in employee salaries, rent, and director and officer and employee health insurance premiums and in research and development costs.

     General and administrative expenses decreased by $819,199 (approximately 33%) from 2002. Also, as a percentage of total revenues, general and administrative expenses decreased to approximately 51% in 2003 from approximately 74% in 2002. Substantially all of the decrease in general and administrative expenses was attributable to our cost control program. Our cost control program focused both on leasehold costs (reducing it to 20% of the prior cost), administrative and executive salary costs, and miscellaneous professional costs. Reductions in these areas accounted for approximately 70% of the aggregate cost savings.

     Research and development costs decreased by $183,086 (approximately 49%) from 2002. This decrease was primarily associated with a staff reduction and charging a larger portion of the research and development team with production billable tasks. Research and development expenses represented approximately 6% and 11% of total revenues for 2003 and 2002, respectively. We expect research and development expenses to increase in absolute dollars in the foreseeable future as we continue our product development activities, although we anticipate that these expenses as a percentage of total revenues to remain approximately the same in 2004.

     Bad debt expense decreased $29,356 (approximately 57%) from 2002, while sales and marketing expenses remained approximately unchanged.

     Non-operating Items

     Non-controlling interest in an affiliated company decreased to $0 in 2003 from $847,353 in 2002. This decrease was attributable to a one-time write off in 2002 of the Company’s accounts receivable due from this affiliate.

     Interest expense decreased $469,730 (approximately 39%) from 2002. This decrease was due to the note holders agreeing to discontinue the receipt of interest on their notes beginning in the fourth quarter of 2003.

     Other income decreased $88,687 (approximately 69%) from 2002. This decrease was due to a one-time recovery in 2002 of a previously recorded payroll expense for a former executive.

     Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

     Revenues

     Our total revenues decreased by $269,735 (approximately 7%) from 2001. This decrease was primarily attributable to the significant decrease in 2002 in our hardware sales to Fruit of the Loom, which accounted for approximately 3% and 38%, of our total revenues for 2002 and 2001, respectively. This decrease was offset partially by an increase in service revenue and an increase in license sales.

     Our service revenues increased by $773,702 (approximately 37%) from 2001. Substantially all of this increase was attributable to the increase in the service revenues associated with Fruit of the Loom.

     Our revenues from the licensing of Synapse™-based products increased by $352,840 (approximately 229%) from 2001. Substantially all of this increase was due to additional licenses that were sold to Fruit of the Loom.

     Our revenues from software maintenance fees decreased by $34,872 (approximately 34%) from 2001. This decrease was a consequence of the suspension of operations of WilCam Systems, LLC late in 2001.

     Our revenues from the sales of third party hardware decreased by $1,321,406 (approximately 94%) from 2001. As noted above, this decrease in hardware revenue was attributable primarily to the fact that hardware sales to our largest customer were significantly lower than in the prior year.

     Cost of Revenue

     Cost of revenues decreased by $1,284,691 (approximately 48%) from 2001. This decrease was attributable to several factors, including the decrease in the cost of hardware sales due to the reduction in 2002 of hardware sales to third parties and a decrease in the human resource costs to support our maintenance obligations associated with our license agreements. The reduction of these human resource costs was primarily attributable to the increase in efficiencies in our overall customer support operations.

     Our cost of services decreased by $215,581 (approximately 17%) from 2001. This decrease was attributable to our ongoing restructuring and cost control programs but was offset by additional human resource costs required for certain customer projects. Our gross margin for services for 2002 was approximately 62%, representing a significant increase over our 38% gross margin for services in 2001.

     Our cost from the licensing of our Synapse™-based products decreased by $35,080 (approximately 16%) from 2001. Substantially all of this decrease was attributable to reduced legal expenses associated with our license negotiations. Our gross margin for software licenses for 2002 was 62%, representing an increase from our negative 46% gross margin for software licenses in 2001. This increase was attributable primarily to additional license sales increasing while the yearly amortization cost of our capitalized software remained constant.

     Our cost of maintenance decreased by $8,779 (approximately 9%) from 2001. Our gross margin for maintenance for 2002 was a negative 29%, representing a decrease from our 6% gross margin for maintenance in 2001. This decrease was attributable primarily to the lower maintenance revenues as noted above with only slight reductions in costs.

     Our cost from the sales of third party hardware decreased by $1,025,251 (approximately 94%) from 2001. This decrease was associated solely with the concurrent decrease in the sales of hardware in connection with the implementations of our contracts. Our gross margin for hardware sales for 2002 was approximately 22%, remaining constant with our 22% gross margin for hardware sales in 2001.

     Gross Margin

     Gross margin increased $1,014,955 (approximately 101%) over gross profit in 2001. This increase was associated with the successful execution of our comprehensive cost control program, combined with the increase of service revenues as a proportion of gross revenues and the decrease in hardware sales where we experienced lower margins.

     Operating Expenses

     Research and development costs decreased by $358,880 (approximately 49%) from 2001. This decrease was primarily associated with the decrease in resources allocated in 2002 toward product development. Research and development expenses represented approximately 11% and 20% of total revenues for 2001 and 2002, respectively. We do expect research and development expenses will increase in absolute dollars in the foreseeable future as we continue our product development activities, although we anticipate that these expenses as a percentage of total revenues will not decrease.

     General and administrative expenses decreased by $1,649,409 (approximately 40%) from 2001. Also, as a percentage of total revenues, general and administrative expenses decreased from approximately 114% in 2001 to approximately 74% in 2002. Substantially all of the decrease in general and administrative expenses was attributable to the cost control program that the Company has implemented as detailed below.

     Sales and marketing expenses decreased by $1,396,013 (approximately 82%) from 2001. This decrease was primarily attributable to the reduction of our direct sales team during the last quarter of 2001, as well as a decrease in the cost of our third party public relations and investor relations resources. Sales and marketing expense as a percentage of total revenues decreased from approximately 47% in 2001 to approximately 9% in 2002. Although we expect that our sales and marketing expenses will begin to increase in absolute dollars as we implement our market share growth strategies, we anticipate that these expenses will continue to decrease as a percentage of total revenues.

     Impairment and restructuring charges decreased to zero in 2002 from approximately $1.842 million in 2001. These 2001 impairment charges were solely related to the December 13, 2001 spin-off by our affiliate, WilCam Systems, LLC, of certain of its material assets associated with Synapse™ HR into our majority-controlled subsidiary, Synamco, L.L.C. These assets consisted entirely of software that had been capitalized by WilCam Systems, LLC. At the time of the transfer of these assets to Synamco, L.L.C., we elected to write down the assets to their fair value using the guidance of Statement of Financial Accounting Standards No. 86, resulting in an aggregate impairment and restructuring charge for 2001.

     Bad debt expense decreased to $51,126 from $232,292 in 2001. During our spinoff of WilCam Systems, LLC, as detailed above, we elected to increase the reserve applied to the note receivable from WilCam Systems, LLC, resulting in a charge to bad debt expense of $232,292 in 2001 and an additional $50,000 in 2002.

     Non-operating Items

     Other income increased $127,967 from $83 in 2001 to $128,050 in 2002. This increase was due to the forfeiture, by the former Chief Executive Officer of the Company, of a severance package. This amount had been expensed in 2001 and was forfeited in 2002 and included in other income.

     Interest expense decreased $2,603,957 (approximately 69%) from 2001. Substantially all (approximately 68% and 95% in 2002 and 2001, respectively) of this expense was related to the intrinsic value approach that was applied to both the common stock purchase warrants and the conversion features of our private placements of convertible debt in 2001 and 2002, all as required by the application of Accounting Principles Board Opinion No. 14, Emerging Issues Task Force (“EITF”) Issue No. 98-5 and EITF Issue No. 00-27. The directive of these accounting policies is to attribute an appropriate value to the conversion feature imbedded in convertible debt where the conversion price is either below the market price of the common stock at the commitment date, or where such price may adjust during the life of the debt to a price that is below the market price of the common stock at the time of the adjustment. The entire value of the imbedded conversion feature is charged to interest expense and credited to additional paid in capital at the time of the commitment. These accounting policies also require recognition of the fair value of any warrants issued in connection with debt financing. The fair value is charged to a debt discount that is amortized to interest expense over the life of the related debt instrument, and an equal amount is credited to additional paid in capital.

     Non-controlling interest in an affiliated company increased to $847,353 in 2002 from a gain in 2001 of $847,353. This gain was attributable to the write off of IBSS’s accounts receivable from this affiliate. This write-off created a gain on the affiliated company’s books and is reflected on our consolidated statements. This line item represents the non-controlling interest gain.

     Liquidity and Capital Resources

     Prior to 1997, we financed our operations primarily through our revenues from operations, including funded research and development revenues, and occasional short-term loans from our principals, their families and other individuals and entities. Since the middle of 1997, we have financed our operations primarily through private and public offerings of common stock and convertible debt, and to a lesser extent from operating revenues and through borrowings from third parties. We raised net proceeds of approximately $1.22 million in our November 1997 initial public offering. During 2001, we raised an aggregate of approximately $5.1 million in additional capital, consisting of approximately $1.03 million from the exercise of common stock options and warrants, approximately $409,000 from the private placement of common stock, and approximately $3.66 million from the issuance of convertible debt. During 2002, we raised approximately $984,000 through the private placement of our Common Stock, two-year convertible debentures, and Common Stock purchase warrants.

     During the first quarter of 2003, we signed a $130,000 note payable for the leasehold improvements associated with our new office space described above. This note is amortized over 10 years and carries an annual interest rate of 10%. We currently do not have any commitments or budgeted needs during 2004 for any material capital expenditures, including purchases of furniture, fixtures or equipment. In the absence of any substantial infusion of growth capital or an unexpected increase in our expected gross margin for 2004, we do not expect our capital expenditure plans for the next twelve months to change.

     On December 31, 2001, the Company achieved substantial debt service relief for 2002 and 2003 through the restructuring of substantially all of its short-term and long-term debt into convertible debentures and notes. Under the restructured debt instruments as originally in effect, approximately 80% of the entire principal balance of the restructured debt was not payable until January 1, 2004. Substantially all of the remaining 20% was payable during January 2003. Effective January 1, 2003, the holders of substantially all of that remaining 20% agreed to extend the January 2003 maturity date until January 2004.

     On October 1, 2003, the Company restructured substantially all of its short-term investor debt. Under the restructured debt instruments, approximately 90% of the principal balance is not payable until the fourth quarter of 2006.

     During 2003, there continued to be some conversion and satisfaction of our existing debt and the major portion (86%) of this debt was renegotiated on October 1, 2003 and the notes representing this portion of the debt were converted to non-interest bearing and non-convertible notes and extended to December 31, 2006. Thirteen percent (13%) of the debt became short-term debt on January 1, 2004. The holder of this short-term debt has elected to leave these notes (which are currently $496,219 in outstanding principal) as callable notes until paid. These notes are considered to currently be in default and accrue interest at 22% per annum.

     On December 31, 2003, the Company sold 1,250,000 shares of Common Stock and 1,000,000 Common Stock purchase warrants to GCA. In exchange, GCA paid $250,000 to the Company, which we are currently using as short-term operating capital.

     In January 2004, the Company signed an investment agreement dated January 21, 2004, and a registration rights agreement dated January 21, 2004 with Dutchess for an equity line of credit. Under the terms of the Equity Line, the Company may obligate Dutchess to purchase up to $10,000,000 of the Company’s Common Stock over a 36 month calendar period subsequent to the date the Commission declares the Company’s registration statement on Form SB-2 (filed with the Commission on February 5, 2004) to be effective. We expect the registration statement to be declared effective during the second quarter of 2004.

     With respect to our trade accounts payable, we have established long-term payout arrangements with respect to substantially all of our unsecured creditors. In addition, where permitted under securities laws, we have satisfied and expect to continue to satisfy certain of our unsecured obligations to third parties through restricted stock grants.

     We may seek to raise additional funds from the private placement of additional debt, equity or equity-linked securities. Because of several factors, including the operating, market and industry risks associated with an investment in our common stock; the inclusion of a going concern paragraph in our annual and quarterly financial reports; the fact that our common stock is traded on the OTCBB; the continued weakness in the capital markets in general and the technology sectors in particular; and the other factors described in Exhibit 99.1 of this Annual Report on Form 10-KSB, we may experience difficulty in obtaining additional financing until our operating results or overall market conditions reflect sustained improvement.

     Critical Accounting Policies and Accounting Estimates

     We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003, as included in this Annual Report on Form 10-KSB. We consider these accounting policies to be critical accounting policies. Certain accounting policies involve significant judgments and assumptions by us, but do not have a material impact on the carrying value of our assets and liabilities and results of operations.

     The judgments and assumptions we use are based on historical experience and other factors that which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and from estimates which could have an impact on our carrying values of assets and liabilities and our results of operations.

     Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ significantly from those expected. The critical accounting policies and the most sensitive accounting estimates affecting the financial statements were: (i) bad debt reserves to record accounts receivable at their net realizable value; (ii) valuation of next deferred tax assets; (iii) valuation of stock options; and (iv) revenue recognition policies. Each of these policies and estimates are discussed in greater detail below.

     Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its clients and generally does not require collateral. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible are included in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes all accounts receivable are fully collectable and, therefore, has not established a bad debt reserve or allowance as of December 31, 2003. However, actual write-offs may occur on the outstanding accounts receivable balances.

     Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in future periods based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Because of our significant continuing net operating losses and our accumulated deficit, we have fully reserved the net deferred tax asset.

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock-based compensation plans and applies the disclosure-only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). We recognize stock-based compensation expense for stock options granted to employees and non-employee directors if the quoted market price of the stock at the date of the grant or award exceeds the price, if any, to be paid by an employee for the exercise of the stock.

     IBSS recognizes revenues in accordance with the guidance of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” SAB No. 104, “Revenue Recognition,” Statement of Position 97-2, “Software Revenue Recognition,” and related interpretations. IBSS recognizes revenue for products sold at the time delivery occurs, collection of the resulting receivable is deemed probable, the price is fixed and determinable, and evidence of an arrangement exists. Existing customers may purchase product enhancements and upgrades after such enhancements or upgrades are developed by IBSS based on a standard price list in effect at the time such product enhancements and upgrades are purchased. IBSS generally has no significant performance obligations to customers after the date that products, product enhancements and upgrades are delivered.

     IBSS allocates revenue on arrangements involving multiple elements to each element based on the relative fair value of each element. IBSS’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). IBSS limits its assessment of VSOE for each element to the price charged when the same element is sold separately. IBSS has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to each of the multiple-elements.

     IBSS recognizes service revenues from installation, enhancements, and change order services based on the standard price list in effect when such services are provided to customers. Installation is not essential to the functionality of the products sold and is inconsequential or perfunctory to the sale of the products. Revenues derived from contractual post-contract support services are recognized ratably over the contract support period.

     IBSS’s revenue recognition policy is significant because its revenue is a key component of IBSS’s results of operations. In addition, the recognition of revenue determines the timing of certain expenses, such as commissions and royalties. Although IBSS follows specific and detailed guidelines in measuring revenue, certain judgments affect the application of its revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause IBSS’s operating results to vary significantly from quarter to quarter and could result in future operating losses.

     Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements.

Item 7. Financial Statements.

     Reference is made to the Consolidated Financial Statements Index beginning on Page F-1 below to this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 8A. Controls and Procedures.

     Disclosure Controls and Internal Controls

     Disclosure controls are procedures that are designed with the objective of ensuring (i) that the information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer (who also is acting as our Chief Financial Officer) to allow timely decisions regarding required disclosure (the “Disclosure Controls”). Internal controls are procedures that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles (the “Internal Controls”).

     Annual Report and Evaluation of the Company’s Disclosure Controls and Internal Controls

     Within the 90 days prior to the filing date of this Annual Report on Form 10-KSB, we evaluated the effectiveness of our Disclosure Controls and our Internal Controls. This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (who also is acting as our Chief Financial Officer). Rules adopted by the Commission require that in this section of this report we present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

     Based on the Controls Evaluation, our Chief Executive Officer (who also is acting as our Chief Financial Officer) has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer (and acting Chief Financial Officer) to allow timely decisions regarding required disclosure.

     Officer Certifications

     Appearing as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Annual Report on Form 10-KSB, are certain certifications by our Chief Executive Officer and acting Chief Financial Officer. The form of certification on Exhibit 31.1 and 31.2 is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the report is the information concerning the Controls Evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

     Our management, including the Chief Executive Officer and acting Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls will prevent or detect all errors or fraud should any occur. Any control system and procedures, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control systems and procedures are being met. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that all control issues or instances of error or fraud, if any, are detected.

PART III

Item 9. Directors, Executive Officers, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information required to be disclosed by Item 9 is incorporated herein by reference to the section of the Company’s 2004 Proxy Statement entitled “Directors, Executive Officers, and Control Persons; Compliance with Section 16(a) of the Exchange Act.”

Item 10. Executive Compensation.

     The information required to be disclosed by Item 10 is incorporated herein by reference to the section of the Company’s 2004 Proxy Statement entitled “Executive Compensation.”

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required to be disclosed by Item 11 is incorporated herein by reference to the section of the Company’s 2004 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 12. Certain Relationships and Related Transactions.

     The information required to be disclosed by Item 12 is incorporated herein by reference to the section of the Company’s 2004 Proxy Statement entitled “Certain Relationships and Related Transactions.”

Item 13. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     The accompanying Exhibit Index beginning on Page 23 hereof sets forth the Exhibits that are both filed and incorporated by reference as part of this annual report on Form 10-KSB.

     (b)  Reports on Form 8-K.

     On November 11, 2003, the Company filed with the SEC a current report on Form 8-K for purposes of issuing a press release covering the Company’s third quarter 2003 earnings results. Unaudited financial statements for such period were filed as Exhibit 99.1 to such report on Form 8-K.

Item 14. Principal Accountant Fees and Services.

     The information required to be disclosed by Item 14 is incorporated herein by reference to the section of the Company’s 2004 Proxy Statement entitled “Principal Accountant Fees and Services.”

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2004	By:	/s/ George E. Mendenhall

Name: George E. Mendenhall
Title: Chief Executive Officer,
Chief Financial Officer and
Chairman of the Board

     In accordance with the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ George E. Mendenhall George E. Mendenhall	Chief Executive Officer and Chairman of the Board (principal executive officer, principal financial officer and principal accounting officer)	March 26, 2004

/s/ Stuart E. Massey Stuart E. Massey	Executive Vice President and Director	March 26, 2004

/s/ Dollie A. Cole Dollie A. Cole	Director	March 26, 2004

/s/ Richard D. Pulford Richard D. Pulford	Director	March 26, 2004

/s/ Carl Joseph Berger, Jr. Carl Joseph Berger, Jr.	Director	March 26, 2004

Integrated Business Systems and Services, Inc.

Index to Consolidated Financial Statements

Pages

Independent Auditors’ Report	F-1

Consolidated Financial Statements:
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Changes in Shareholders’ Deficiency	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6 to F-28

Independent Auditors’ Report

To the Board of Directors
Integrated Business Systems and Services, Inc.
Columbia, South Carolina

We have audited the accompanying consolidated balance sheets of Integrated Business Systems and Services, Inc. and its subsidiary (collectively the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a current year net loss, an accumulated deficit, and a working capital deficiency. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Scott McElveen, L.L.P.

/s/ Scott McElveen, L.L.P.

Columbia, South Carolina
February 27, 2004

Integrated Business Systems and Services, Inc.
Balance Sheets
December 31,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$214,925	$55,874
Accounts receivable, trade	265,644	202,970
Interest receivable	31,789	26,539
Other prepaid expenses	726	63,809

Total current assets	513,084	349,192
Capitalized software costs, net	63,172	241,294
Property and equipment, net	377,540	399,849
Related party receivable	––	18,200
Other assets	52,000	11,479

Total assets	$1,005,796	$1,020,014

Liabilities and Shareholders’ Deficiency
Current liabilities:
Convertible notes payable, net of discount	$496,219	$696,000
Current portion of long-term debt	8,664	150,000
Accounts payable	104,505	190,423
Accrued liabilities:
Accrued compensation and benefits	334,978	519,576
Accrued payroll taxes	54,022	241,726
Accrued professional fees	79,073	170,920
Accrued interest	30,543	377,857
Accrued rent	67,604	100,223
Other	25,500	33,391
Deferred revenue	10,063	73,327

Total current liabilities	1,211,171	2,553,443
Long-term debt, net of discount	3,193,960	2,051,488

Total liabilities	4,405,131	4,604,931

Commitments and contingencies

Shareholders’ deficiency:
Preferred stock, undesignated par value, 10,000,000 shares none authorized or issued	—	—
Common shares, voting, no par value, 100,000,000 shares authorized, 26,880,404 and 22,230,258 shares outstanding at December 31, 2003 and 2002, respectively	20,868,000	19,877,678
Notes receivable officers/directors	(131,080)	(131,080)
Unearned compensation	—	(42,581)
Accumulated deficit	(24,136,255)	(23,288,934)

Total shareholders’ deficiency	(3,399,335)	(3,584,917)

Total liabilities and shareholders’ deficiency	$1,005,796	$1,020,014

The accompanying notes are an integral part of these financial statements.

Integrated Business Systems and Services, Inc.
Statements of Operations
for the years ended December 31,

	2003	2002	2001

Revenues
Services	$3,133,796	$2,728,355	$1,994,653
Software licensing	55,937	506,590	153,750
Maintenance	82,040	67,799	102,671
Hardware sales	38,970	84,802	1,406,208

Total revenues	3,310,743	3,387,546	3,657,282

Cost of revenues
Services	912,175	1,023,634	1,239,215
Software licensing	191,394	190,023	225,103
Maintenance	110,714	87,623	96,402
Hardware sales	26,764	66,280	1,091,531

	1,241,047	1,367,560	2,652,251

Gross margin	2,069,696	2,019,986	1,005,031

Operating expenses
General and administrative	1,693,122	2,512,321	4,161,730
Sales and marketing	311,010	311,402	1,707,415
Research and development costs	193,574	376,660	735,540
Restructuring and impairment charges	—	—	1,841,272
Bad debt expense	21,770	51,126	232,292

Total operating expenses	2,219,476	3,251,509	8,678,249

Loss from operations	(149,780)	(1,231,523)	(7,673,218)

Other income (losses and expenses):
Loss on disposal of equipment	(15,500)	(11,999)	(5,151)
Other income	39,363	128,050	83
Interest income	5,250	4,442	32,912
Interest expense	(726,654)	(1,196,384)	(3,800,341)
Loss on equity investment	—	—	(657,840)
Non-controlling interest	—	(847,353)	847,353

Net loss	$(847,321)	$(3,154,767)	$(11,256,202)

Loss per share:
Net loss
Basic and diluted	$(0.04)	$(0.17)	$(0.71)

The accompanying notes are an integral part of these financial statements.

Integrated Business Systems and Services, Inc.
Statements of Changes in Shareholders’ Deficiency
for the three years ended December 31, 2003

	Number of	Common	Notes		Accumulated
	Common	Shares	Receivable		Deficit and	Total
	Shares	Carrying	Officers/	Unearned	Minority	Shareholders'
	Outstanding	Value	Directors	Compensation	Interest	Deficiency

Balance, December 31, 2000	14,244,869	$10,828,400	$(190,800)	$—	$(8,877,965)	$1,759,635
Sale of common shares	1,020,000	408,600	—	—	—	408,600
Subordinated debt converted to common shares	1,320,000	1,650,000	—	—	—	1,650,000
Payment of notes receivable officers/directors	—	—	59,720	—	—	59,720
Issuance of warrants	—	1,979,131	—	—	—	1,979,131
Long-term debt beneficial conversion	—	2,142,724	—	—	—	2,142,724
Exercise of options	21,700	22,908	—	—	—	22,908
Exercise of warrants	1,168,125	1,009,463	—	—	—	1,009,463
Net loss	—	—	—	—	(11,256,202)	(11,256,202)
Non-controlling interest in net assets	—	—	—	—	(847,353)	(847,353)

Balance, December 31, 2001	17,774,694	18,041,226	(131,080)	—	(20,981,520)	(3,071,374)

Sale of common shares	523,985	142,000	—	—	—	142,000
Subordinated debt converted to common shares	3,821,010	767,851	—	—	—	767,851
Accounts payable converted to common shares	38,117	62,845	—	—	—	62,845
Accounts payable converted to warrants	—	30,000	—	—	—	30,000
Issuance of warrants	—	472,112	—	—	—	472,112
Deferred stock compensation	—	122,869	—	(42,581)	—	80,288
Long-term debt beneficial conversion	—	228,076	—	—	—	228,076
Exercise of options	72,452	10,699	—	—	—	10,699
Net loss	—	—	—	—	(3,154,767)	(3,154,767)
Non-controlling interest in net assets	—	—	—	—	847,353	847,353

Balance, December 31, 2002	22,230,258	19,877,678	(131,080)	(42,581)	(23,288,934)	(3,584,917)

Sale of common shares	2,150,000	430,000	—	—	—	430,000
Subordinated debt and interest converted to common shares	2,080,163	337,074	—	—	—	337,074
Accounts payable converted to common shares	112,618	23,660	—	—	—	23,660
Issuance of warrants for services	—	19,000	—	—	—	19,000
Deferred stock compensation	—	162,477	—	42,581	—	205,058
Stock issued for services	125,000	16,250	—	—	—	16,250
Exercise of options	182,365	1,861	—	—	—	1,861
Net loss	—	—	—	—	(847,321)	(847,321)

Balance, December 31, 2003	26,880,404	$20,868,000	$(131,080)	$—	$(24,136,255)	$(3,399,335)

The accompanying notes are an integral part of these financial statements

Integrated Business Systems and Services, Inc.
Statements of Cash Flows
for the years ended December 31,

	2003	2002	2001

Operating activities
Net loss	$(847,321)	$(3,154,767)	$(11,256,202)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	146,369	148,879	154,312
Provision for losses on notes and accounts receivable	—	41,601	215,599
Amortization of software costs	178,122	179,217	179,219
Loss on disposal of equipment	15,500	11,999	5,151
Loss on equity investments	—	—	657,840
Non-controlling interest in net loss	—	847,353	(847,353)
Non-cash interest expense	306,301	815,263	3,525,606
Non-cash restructuring and impairment charges	—	—	1,841,272
Deferred compensation	205,058	80,288	—
Issuance of warrants and stock for professional services	35,250	72,000	174,873
Changes in operating assets and liabilities:
Accounts receivable	(62,674)	162,398	(1,191,310)
Unbilled revenue	—	38,856	(38,856)
Interest receivable	(5,250)	(1,904)	627
Prepaid expenses and other assets	22,562	(35,193)	28,868
Accounts payable	(49,658)	(151,877)	159,728
Accrued expenses	179,244	182,878	1,128,271
Deferred revenue	(63,264)	(20,050)	45,227

Cash provided by (used in) operating activities	60,239	(783,059)	(5,217,128)

Investing activities
Payment for purchases of equity interests in affiliates	—	—	(540,000)
Sale (purchase) of investments	—	—	50,000
Purchases of property and equipment	(139,560)	(560)	(155,883)
Proceeds from sale of property and equipment	—	3,900	5,703
Related party receivables, net	5,600	9,794	58,905

Cash (used in) provided by investing activities	(133,960)	13,134	(581,275)

Financing activities
Payments on notes payable, net	(322,500)	(175,000)	—
Proceeds from issuance of convertible debt	—	839,000	2,836,640
Proceeds from issuance of long-term debt	130,000	—	—
Payments on long-term debt	(6,589)	—	—
Sale of common shares	430,000	100,000	408,600
Proceeds from exercise of common stock options and warrants	1,861	10,699	1,032,371
Proceeds from issuance of convertible promissory notes	—	45,000	826,000

Cash provided by financing activities	232,772	819,699	5,103,611

Net increase (decrease) in cash	159,051	49,774	(694,792)
Cash and cash equivalents at beginning of period	55,874	6,100	700,892

Cash and cash equivalents at end of period	$214,925	$55,874	$6,100

The accompanying notes are an integral part of these financial statements.

Integrated Business Systems and Services, Inc.
Notes to Consolidated Financial Statements

Note 1. Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, Integrated Business Systems and Services, Inc. (“IBSS”) has a working capital deficiency and an accumulated deficit of approximately $699,000 and $24,100,000, respectively at December 31, 2003. Ultimately, IBSS’ viability as a going concern is dependent upon its ability to generate positive cash flows from operations, maintain adequate working capital and obtain satisfactory long-term financing. However, there can be no assurances that IBSS will be successful in the above endeavors.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should IBSS be unable to continue as a going concern. IBSS’ plans include the following, although it is not possible to predict the ultimate outcome of IBSS’ efforts.

Cost and Expense Reductions. IBSS was able to reduce by approximately 80% the costs associated with its operating facilities, including reductions in its lease obligations and its expenditures for furniture, fixtures and equipment. In the absence of any substantial infusion of growth capital during the year, IBSS has no plans during 2004 for any significant capital expenditures.

Investor Debt and Other Payables. On October 1, 2003, IBSS restructured substantially all of its short-term investor debt. Under the restructured debt instruments, approximately 90% of the principal balance is not payable until the fourth quarter of 2006.

In the months since the issuance of IBSS’ currently outstanding convertible debt, holders of a portion of this debt have converted the principal and accrued interest on all or a portion of their debt into common stock. Although these conversions have reduced IBSS’ principal and interest obligations, in the first quarter of 2004, IBSS will be faced with principal and interest obligations on the remaining convertible debt that it will not be able to satisfy from currently projected cash flows from operations.

Additional Capital. IBSS is seeking to raise additional capital during 2004 through the private placement of convertible debt or equity securities. Because of several factors, including the operating, market and industry risks associated with an investment in its common stock, the fact that IBSS’ common stock is no longer traded on the Nasdaq Stock Market and is currently traded on the Over-the-Counter Bulletin Board maintained by the NASD, and the continued weakness in the capital markets in general and the technology sectors in particular, IBSS may experience difficulty in raising additional financing until its operating results or overall market conditions reflect sustained improvement.

Integrated Business Systems and Services, Inc.
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies:

All financial information presented in these financial statements is expressed in U.S. dollars, except as otherwise noted. The Canadian exchange rates to one U.S. dollar at December 31, 2003 and 2002 were $ 1.2946 and $1.5769, respectively.

IBSS was incorporated in 1990 and is located in Columbia, South Carolina. IBSS is the provider of Synapse™, a complete framework and methodology used to create, implement and manage a wide variety of dynamic, distributed, networked, and real-time enterprise applications. Synapse™ utilizes a single, flexible framework to provide time and cost advantages in the development, deployment, and on-going management of customized applications. IBSS provides solutions to customers for mission-critical technologies in manufacturing, distribution, healthcare, finance, insurance, retail, education and government using Synapse™ to take advantage of technologies such as wireless networking, mobile computing and radio frequency identification.

Basis of Consolidation – In 2003, 2002 and 2001, the consolidated financial statements include the accounts of IBSS and its majority-owned subsidiary (Synamco, L.L.C.) (collectively “IBSS”).

Cash and Cash Equivalents – IBSS considers all highly liquid investments with a maturity of three months or less at date of acquisition to be cash equivalents.

Accounts Receivable – Accounts receivable are customer obligations due under normal trade terms. IBSS performs continuing credit evaluations of its clients and generally does not require collateral. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible are included in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes all accounts receivable are fully collectable and therefore has not established an allowance as of December 31, 2003. However, actual write-offs may occur on the outstanding accounts receivable balances.

Property and Equipment – Property and equipment, including certain support software acquired for internal use, are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over their estimated useful lives, generally ranging from five to seven years. Leasehold improvements are amortized over the lesser of the term of the respective lease or estimated useful life of the improvement. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to income.

Goodwill and Other Intangible Assets – IBSS tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis (or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value.).

Investment in Affiliated Company – The equity method of accounting is used for companies and other investments in which IBSS has significant influence; generally this represents common stock ownership or partnership equity of at least 20% and not more than 50%. IBSS’ investments in affiliates are stated at cost, adjusted for equity in undistributed earnings or losses, since acquisition.

Integrated Business Systems and Services, Inc.
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (continued):

Revenue Recognition – IBSS’ revenues are generated primarily by licensing to customers standardized manufacturing software systems and providing integration services, automation and administrative support and information services to the manufacturing industry. IBSS recognizes revenues related to software licenses and software maintenance in accordance with the guidance of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, SAB No. 104, “Revenue Recognition,” and with the American Institute of Certified Public Accountants Statement of Position No. 97-2, “Software Revenue Recognition,” as amended.

IBSS generally recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable. Each of these four criteria above is defined as follows:

Persuasive evidence of an arrangement exists. It is IBSS’ customary practice to have a written contract, which is signed by both the customer and IBSS or, in situations where a contract is not required; a customer purchase order has been received.

Delivery has occurred. IBSS’ software may be either physically or electronically delivered to the customer. Delivery is deemed to have occurred upon the delivery of the electronic code or the shipment of the physical product based on standard contractual committed shipping terms, whereby risk of loss passes to the customer when the shipment is picked up by the carrier. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered as described above.

The fee is fixed or determinable. IBSS’ customers generally pay a per-license fee that is based on the number of servers on which the software is installed, the size of the application that they will develop for the software, the options provided for those servers, and the number of client workstations that access the server. Additional license fees are due when the total number of subscribers using IBSS’ products increases beyond the specified number for which a license was purchased or when additional options are added. License fees are generally due within 30-45 days from product delivery.

Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. IBSS typically sells to customers with high credit ratings and solid payment practices. New customers are subjected to a credit review process in which IBSS evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon the credit review process, revenue is recognized as cash payments are received.

IBSS’ agreements with its customers and resellers do not contain product return rights. Revenues from maintenance, which consist of fees for ongoing support and product updates, are recognized ratably over the term of the contract, typically one year. Cash payments received in advance of product or service revenue are recorded as deferred revenue. Consulting revenues are primarily related to implementation services performed on a time and materials basis under separate service arrangements.

Research and Development – Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge which will be useful in developing new products or processes, or significantly enhancing existing products or production processes, and the implementation of such through design, testing of product alternatives or construction of working models. Such costs are charged to operations as incurred.

Integrated Business Systems and Services, Inc.
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (continued):

Impairment of Long-Lived Assets – On determining that assets have been impaired or are to be disposed of, including discontinued operations, IBSS measures the lower of the carrying value of fair value less costs to sell, whether reported in continuing operations or discontinued operations. IBSS reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used other than goodwill is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value of the assets. The recoverability of goodwill is assessed whenever the facts and circumstances suggest that the asset may be impaired and that the write-down is material. IBSS assesses the recoverability of goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future cash flows.

Software Development Costs – Under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” issued by the Financial Accounting Standards Board (“FASB”), certain costs incurred in the internal development of computer software, which is to be licensed to customers, are capitalized. Amortization of capitalized software costs is provided upon commercial release of the products at the greater of the amount using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product including the period being reported on. IBSS generally amortizes capitalized software costs on a straight-line basis over five years.

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

Because IBSS believes its current process for developing software is essentially completed concurrently with the establishment of a working model, no costs have been capitalized during 2003 or 2002.

Stock-Based Compensation – IBSS applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock-based compensation plans and applies the disclosure-only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”).

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

Integrated Business Systems and Services, Inc.
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (continued):

Stock-Based Compensation (continued) – Had compensation cost for options granted under IBSS’ stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, IBSS’ net income and earnings per share would have changed to the pro forma amounts listed below:

	2003	2002	2001

Net loss:
As reported	$(847,321)	$(3,154,767)	$(11,256,202)
Add: stock-based compensation expense included in reported net loss	205,058	80,288	—
Deduct: stock-based compensation expense determined under the fair value based method for all awards	(305,465)	(750,043)	(749,615)

Pro forma net loss	$(947,728)	$(3,824,522)	$(12,005,817)

Net loss per common share:
As reported:
Basic and diluted	$(0.04)	$(0.17)	$(0.71)

Pro forma:
Basic and diluted	$(0.04)	$(0.20)	$(0.76)

See Note 11 for more information regarding IBSS’ stock compensation plans and the assumptions used to prepare the pro forma information presented above.

Income Taxes – Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in future periods based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Equity Instruments – IBSS issues various types of debt and equity instruments in its efforts to meet the capital needs of the company.

IBSS follows APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”) in its accounting for issuances of convertible debt with detachable stock purchase warrants. In accordance with APB 14, IBSS allocates the portion of proceeds of debt securities issued with detachable stock purchase warrants, which is allocable to warrants as paid-in-capital, included as a component of its no par value common stock. IBSS determines the fair value of stock purchase warrants using Black-Scholes valuation techniques.

Integrated Business Systems and Services, Inc.
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (continued):

Equity Instruments (continued) – From time to time, IBSS issues convertible securities with beneficial conversion features, whereby the conversion feature is “in the money” and therefore there is a presumption that the debt will be converted prior to, or at, maturity. In accordance with FASB Emerging Issues Task Force (“EITF”) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, IBSS allocates a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in-capital, included as a component of its no par value common stock. IBSS recognizes the proceeds allocated to the beneficial conversion feature as interest expense through the date of earliest conversion. IBSS limits the discount assigned to the beneficial conversion feature to the amount of proceeds allocated to the convertible instrument. During the years ended December 31, 2002 and 2001, interest expense attributable to the beneficial conversion feature was reduced by approximately $615,000 and $600,000, respectively, due to the limits imposed upon IBSS by EITF 98-5.

In accordance with EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” IBSS allocates the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange on a relative fair value basis.

During the three years ended December 31, 2003, IBSS granted fully exercisable warrants for services rendered. The fair market value of the warrants was calculated on the measurement date using the Black-Scholes pricing model and is generally amortized ratably over the term of the respective agreement or service period, whichever is shorter.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could materially differ from those estimates.

Concentrations of Credit Risk – Financial instruments, which potentially subject IBSS to concentrations of credit risk, consist principally of trade accounts receivable and cash in banks.

IBSS performs ongoing credit evaluations on certain of its customers’ financial condition, but generally does not require collateral to support customer receivables. IBSS places its cash and cash equivalents with high credit quality entities and limits the amount of credit exposure with any one entity. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

IBSS’ two largest customers accounted for the following percentage of net sales in each respective period:

	Largest Customer	2nd Largest Customer

2003	93%	4%
2002	88%	11%
2001	52%	44%

Integrated Business Systems and Services, Inc.
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (continued):

Concentrations of Credit Risk – Accounts receivable due from these customers were approximately $250,000 (94%) and $183,000 (90%) at December 31, 2003 and 2002, respectively. No other customers accounted for more than 5% of fiscal 2003, 2002 or 2001 net sales.

Foreign Currency Transactions – Transaction gains and losses are included in the results of operations in the period in which they occur. Assets and liabilities are translated utilizing year-end exchange rates. IBSS did not have any material transaction gains or losses for the three years ended December 31, 2003.

Net Loss Per Share of Common Stock – All net loss per share of common stock amounts presented have been computed based on the weighted average number of shares of common stock outstanding during the period. Stock warrants and stock options are not included in the calculation of dilutive loss per common share because IBSS has experienced operating losses in all periods presented and their effect is antidilutive.

Financial Instruments – The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of IBSS’ notes payable and long-term debt at December 31, 2003 and 2002 approximate fair value as they bear interest at market rates.

Advertising Costs – IBSS expenses all advertising costs as incurred.

Non-Controlling Interest in Net Assets – IBSS records the minority interest portion of its majority-owned operations, which are applicable to the minority interest partners, as a component of equity and in its statements of operations.

New Accounting Standards – In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities. FIN No. 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. Management believes that the adoption of this pronouncement will not have a material effect on the IBSS’s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the IBSS’s financial position or results of operations.

Reclassifications – Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

Integrated Business Systems and Services, Inc.
Notes to Consolidated Financial Statements

Note 3. Acquisitions:

In June 2000, IBSS established the corporate charter of ASP*N, LLC (“ASP*N”), as a 25% joint venture with a financial services company. ASP*N’s primary purpose was to develop and implement technological strategies for application service providers.

During 2000, IBSS invoiced ASP*N approximately $500,000 for professional and technology services provided to Wilcam Systems, LLC (“Wilcam”) through ASP*N. On December 29, 2000, IBSS exercised its option for an additional 25% interest in ASP*N’s membership interests in exchange for the receivable balance of approximately $500,000 due from ASP*N, which management believes was recorded in accordance with EITF 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.” After IBSS’ eliminations, the sale of services resulted in a net services revenue recognition of approximately $284,000. Expenses associated with these services were general and administrative expenses and are accordingly reflected as such in these financial statements. At December 31, 2000, IBSS owned a 43.02% interest in ASP*N, after certain dilutive effects occurring as a result of third party investments in ASP*N.

On November 10, 2000, ASP*N contributed professional and technology consulting services to Wilcam for a 50% equity interest in Wilcam’s Class B membership interests and purchased an additional 4% of Wilcam’s Class C non-voting membership interests for $600,000. On December 29, 2000, ASP*N exercised its option for 3.5% of Wilcam’s Class D membership interests. The November 10 and December 29, 2000 purchases of Class C and Class D non-voting membership interests diluted the Class B membership interests by 3.75%. At December 31, 2000, ASP*N’s resulting ownership percentages in Wilcam were 46.25% Class B, 4.0 % Class C and 3.5% Class D membership interests.

During 2000, IBSS loaned $305,000 to Wilcam for operational purposes. The note bears interest at the prime rate plus 1% and is due on demand. In addition, IBSS invoiced Wilcam approximately $165,000 for maintenance and consulting services. On January 17, 2001, IBSS converted approximately $180,000 of the Wilcam loan to a 1.2% equity interest in Wilcam’s Class D membership interests.

On March 22, 2001, IBSS purchased an additional 2.4% investment in Wilcam’s Class D non-voting membership interests for $360,000.

On October 1, 2001, IBSS assigned 12.05% of its investment in ASP*N to a 3rd party, resulting in a residual interest in ASP*N of 30.97%, and a cost basis of $500,000. In December 2001, Synamco, L.L.C. was formed to continue development of Synapse-HR, a web-based federal Family Medical Leave Act attendance and benefits management software program. On December 13, 2001, IBSS exchanged its residual interest in ASP*N of 30.97% for 50.38% and 3.6% voting and non-voting membership interests, respectively, for Synamco, L.L.C. membership interests. In accordance with EITF 98-7 “Accounting for Exchanges of Similar Equity Method Investments,” IBSS recorded the exchange transaction at the fair value of the net assets received by IBSS.

As of December 13, 2001, Synamco, LLC had software capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” of approximately $860,000, goodwill of approximately $982,000, and liabilities of approximately $1,842,000. The capitalized software was comprised principally of a Synapse license purchased from IBSS by Wilcam for approximately $500,000, and a portion of professional services purchased from IBSS by Wilcam for approximately $1,787,000.

Integrated Business Systems and Services, Inc.
Notes to Consolidated Financial Statements

Note 3. Acquisitions (continued):

At December 31, 2001, IBSS determined its investment in Synamco, L.L.C. and the related goodwill to be impaired under the provisions of SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Due to significant capital constraints, IBSS has not budgeted for any sales from Synamco, L.L.C. and therefore, the present value of estimated future cash flows is estimated by management to be minimal. As a result of the impairment analysis performed by IBSS, approximately $1,842,000 has been charged against 2001 operations.

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

No activity related to Wilcam or Synamco occurred in 2003.

Note 4. Capitalized Software Costs:

Capitalized software costs consist of the following at December 31:

	2003	2002

Internally developed software	$998,105	$998,105
Less accumulated amortization	(934,933)	(756,811)

Capitalized software costs, net	$63,172	$241,294

IBSS has determined that no write-down of capitalized software costs for impairment is necessary for the reporting periods included in these financial statements.

Note 5. Property and Equipment:

Property and equipment consists of the following at December 31:

	2003	2002

Computer equipment	$270,962	$300,989
Furniture and fixtures	138,062	145,399
Marketing equipment	107,514	107,514
Office and other equipment	102,831	95,582
Computer software	76,271	76,800
Leasehold improvements	130,000	39,071

	825,640	765,355
Less accumulated depreciation	(448,100)	(365,506)

Property and equipment, net	$377,540	$399,849

Integrated Business Systems and Services, Inc.
Notes to Consolidated Financial Statements

Note 6. Convertible Notes Payable:

	2003	2002

Note payable to a third party bearing interest at 10%, principal and interest due on demand. Principal and interest are convertible into common shares at $1.00 per share	$—	$75,000
Note payable to a third party bearing interest at 10%, established minimum monthly principal and interest payments, original note balance of $350,000, note matures January 1, 2004. Principal and interest are convertible into common shares at $0.50 per share	431,289	350,000
Note payable to a third party bearing interest at 10%, established minimum monthly principal and interest payments, original note balance of $271,000, note matures January 1, 2004. Principal and interest are convertible into common shares at $0.50 per share	64,930	271,000

	$496,219	$696,000

Under the terms of the convertible notes payable, if the required minimum monthly payments (as prescribed in the notes) are not made, the note is in default status. In the event of default, the notes are due on demand and interest escalates to 22%. All events of default occurring through August 15, 2003 were waived by the note holders. Subsequent to August 15, 2003, the notes were considered to be in default and accrued interest at 22%. All payments made under the notes are required by the holder to be applied first to interest and then to principal and any interest which is not received by the due date be added to the principal balance and bear interest in the same manner as any unpaid note balances. The notes are collateralized by all of the assets of IBSS.

As part of the financing, IBSS issued the debt holders 423,000 detachable warrants with three-year terms, which entitle the holder to purchase one common share for each warrant. The warrants are exercisable at prices ranging from $1.00 to $3.30 per share.

Note 7. Long-Term Debt:

	2003	2002

Loan payable to an executive officer bearing interest at prime rate, principal and interest due on demand on or after January 1, 2005	$107,048	$—
Loan payable to an executive officer bearing interest at prime rate, principal and interest due on demand on or after January 1, 2005	98,042	—
Loan payable to an executive officer bearing interest at prime rate, principal and interest due on demand on or after January 1, 2005	107,048	—
Loan payable to a third party, interest at 10%, interest payable quarterly, principal due October 15, 2003. Convertible at the option of the holder up to $75,000 at $1.00 per share	—	150,000
Loan payable to a third party, interest at 9%, and interest payable quarterly, principal due January 1, 2004. Convertible at the option of the holder at $1.00 or average 30 day trading price	—	100,000
Loan payable to a third party, interest at 10%, principal and interest due monthly, maturing January 1, 2013	123,410	—
Loan payable to a third party bearing zero interest, principal and interest due December 31, 2006	1,031,677	845,731
Loan payable to a third party bearing zero interest, principal and interest due December 31, 2006	1,735,399	1,412,058

	3,202,624	2,507,789
Less current maturities	(8,664)	(150,000)
Less discount	—	(306,301)

	$3,193,960	$2,051,488

Integrated Business Systems and Services, Inc.
Notes to Consolidated Financial Statements

Note 7. Long-Term Debt (continued):

On December 31, 2001, IBSS issued $2,286,640 principal amount of convertible notes, including a $1,013,000 refinance of the March 2, 2001 debt issue, due in full on January 1, 2004 or at the point proceeds greater than $1 million are received from investor funding. The December 31, 2001 debt issue refinanced various cash advances received by IBSS during 2001, totaling $1,273,640. Interest on the notes was payable in arrears on January 1, 2003 and January 1, 2004. Interest accrued at a graduating scale beginning at 9% for the first 90 days and increased by 1% each 90-day period thereafter. If all principal and interest amounts due were paid by January 1, 2003, and there are no events of default, interest was to remain at 9%. The notes were convertible in whole or part at any time at the option of the holder at the lesser of $1.00 per share or 50% of the average closing price for the 30 days prior to conversion. IBSS issued 1,822,519 warrants at an original exercise price of $1.60 in consideration for these convertible notes. During 2002, approximately $568,000 of the notes were converted into shares of common stock.

During 2002, IBSS issued $839,000 principal amount of convertible debt due in full on January 1, 2004 or at the point proceeds greater than $1 million are received from investor funding. The terms of the notes issued in 2002 are the same as the December 31, 2001 debt issue. IBSS issued 839,000 warrants at an original exercise price of $1.60. During 2002, $300,000 of the notes were converted into shares of common stock.

In relation to the warrants issued with the December 31, 2001 and the 2002 debt issues the warrant price was reduced to $0.60 due to the non-payment of the outstanding amounts.

On October 1, 2003, the outstanding balances on the above debt issues were refinanced. The terms of the new notes include combining the accrued interest with the outstanding loan balance, ceasing interest accruals and voiding the conversion rights. In consideration for voiding the conversion rights, 38,035,426 warrants were issued which correlated with the conversion price prior to the refinancing. The warrants have a three year life, a fixed exercise price of $0.0725 and are exercisable on or after October 1, 2004. The note is due in full on December 31, 2006. The notes are collateralized by all of the assets of IBSS.

In accordance with EITF 02-4; “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15”, IBSS determined that the creditor had granted a concession by reducing the interest rate to zero, and therefore, FASB No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” was applicable. After the refinancing, the future cash payments were equal to the gross carrying balance, and there was no gain or loss on the troubled debt restructuring.

Annual principal maturities on long-term debt are as follows:

2004	$8,664
2005	321,708
2006	2,777,650
2007	11,681
2008	12,904
Thereafter	70,017

$3,202,624

Integrated Business Systems and Services, Inc.
Notes to Consolidated Financial Statements

Note 8. Shareholders’ Deficiency:

Performance Shares – As a requirement of the British Columbia Securities Commission, the total common shares of management (3,600,000) were held pursuant to the terms of an escrow agreement, as performance shares (“Escrowed Shares”).

Prior to 2001, the performance shares were to be released from escrow, on a pro-rata basis, based upon the cumulative cash flow of IBSS, as evidenced by annual audited financial statements. “Cash flow” was defined to mean net income or loss before tax, adjusted for certain add-backs. For each $0.91 (Canadian) of cumulative cash flow generated by IBSS from its operations, one performance share would be released from escrow.

During 2001, the Canadian laws were amended to allow release of the Escrowed Shares based upon the passage of time. Management believes that release of the Escrowed Shares to officers, directors, employees and consultants of IBSS will not be deemed compensatory, as there is no longer a service requirement and the owners are not required to remain with IBSS.

On September 19, 2001, March 19, 2002 and September 19, 2002, releases of a 25% pro-rata share of the original escrow stock were made. The remaining Escrowed Shares were released in 2003.

Preferred Stock – IBSS’ authorized shares of preferred stock may be issued in one or more series, and the Board of Directors is authorized, without further action by the shareholders, to designate the rights, preferences, limitations and restrictions of and upon shares of each series, including dividend, voting, redemption and conversion rights. The Board of Directors also may designate par value, preferences in liquidation and the numbers of shares constituting any series. There are not any shares of preferred stock outstanding at December 31, 2003 or 2002.

Common shares – IBSS’ common shares have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the common shares.

Private Offerings – In October 2003, IBSS closed three private offerings totaling $180,000. Total shares issued were 2,150,000 at $0.20 per share. In connection with the offerings, IBSS issued 450,000 stock purchase warrants with a two year life exercisable at $0.40 per share.

In December 2003, IBSS closed a private equity offering with Generation Capital Associates, Inc. (the “GCA Financing”). Under the terms of the stock purchase agreement, dated December 24, 2003, with GCA, IBSS sold to GCA 1,250,000 shares of Common Stock. Under the terms of the stock purchase warrant issued to GCA, IBSS granted to GCA warrants to purchase up to 1,000,000 shares of Common Stock pursuant to two common stock purchase warrants (the “GCA Warrants”), dated December 30, 2003, one for 937,500 shares of Common Stock and another for 62,500 shares of Common Stock at $0.40 per share. In exchange for the GCA Shares and GCA Warrants, GCA paid $250,000 to IBSS on December 31, 2003.

Integrated Business Systems and Services, Inc.
Notes to Consolidated Financial Statements

Note 8. Shareholders’ Deficiency (continued):

Warrants – The following table shows warrants outstanding for the purchase of common shares at December 31, 2003. Warrants are exercisable at the option of the holder.

Issue Date	Exercise Price	Outstanding

January 3, 2000	$1.00 per share in years one through five	11,855
February 4, 2000	$5.94 and $10.38 in years one through five	259,680
February 25, 2000	$2.50 for Group A; and $3.50 for Group B	501,875
May 30, 2000	$6.00 per share in years one through nine	50,002
November 7, 2000	$7.69 per share in years one though five	30,000
January 1, 2001	$3.91 per share in years one through five	100,000
December 31, 2001	$0.60 per share in years one through two	1,123,000
December 31, 2001	Lesser of $1.00 per share or 1/3 of average trading price for the 10 days ended 2 days prior to exercise in years one through three (as amended)	600,000
May 8, 2001	$3.00 per share in years one through three	40,000
May 30, 2001	$3.00 per share in years one through three	20,000
May 31, 2001	$3.00 per share in years one through three	10,000
August 7, 2001	$3.30 per share in years one through three	87,500
August 14, 2001	$1.00 per share in years one through three	125,000
August 17, 2001	$3.00 per share in years one through three	10,000
September 11, 2001	$2.85 per share in years one through ten	100,000
September 14, 2001	$2.90 per share in years one through three	75,000
October 15, 2001	$1.80 per share in years one through five	100,000
November 14, 2001	$1.90 per share in years one through three	135,500
November 20, 2001	$1.84 per share in years one through five	25,000
December 13, 2001	$1.00 per share in years one through three	10,625
December 31, 2001	$0.07275 per share in years one through four (as amended)	2,497,519
January 1, 2002	Lesser of $1.00 per share or 1/2 of average trading price for the 10 days ended 2 days prior to exercise in years one through three	100,000
February 19, 2002	$0.65 per share in years one through three	200,000
March 21, 2002	Lesser of $1.00 per share or 1/2 of average trading price for the 10 days ended 2 days prior to exercise in years one through three	100,000
April 1, 2002	Lesser of $1.00 per share or 1/2 of average trading price for the 10 days ended 2 days prior to exercise in years one through three	100,000
October 1, 2003	$0.07275 per share in years two through three	38,035,426
October 28, 2003	$0.30, $0.35, $0.40 and $0.45 in years one through five	200,000
December 4, 2003	$0.40 per share in years one through two	250,000
December 17, 2003	$0.40 per share in years one through two	200,000
December 30, 2003	$0.40 per share in years one through five	1,000,000

Total Outstanding Warrants		46,097,982

Approximately 8,000,000 warrants outstanding are fully vested and exercisable at December 31, 2003.

Integrated Business Systems and Services, Inc.
Notes to Consolidated Financial Statements

Note 8. Shareholders’ Deficiency (continued):

		Weighted average
		exercise price
	Warrants	per share

Outstanding at December 31, 2000	2,936,535	$3.35
Granted during the year	4,464,146	$1.63
Exercised during the year	(1,168,125)	$0.86

Outstanding at December 31, 2001	6,232,556	$2.07
Granted during the year	500,000	$0.71
Exercised during the year	—	$—
Expired during the year	(50,000)	$1.87

Outstanding at December 31, 2002	6,682,556	$1.60
Granted during the year	39,685,426	$0.09
Exercised during the year	—	$—
Expired during the year	(270,000)	$5.85

Outstanding at December 31, 2003	46,097,982	$0.24

Exercisable at December 31, 2003	8,062,556	$1.05

Note 9. Loss per share:

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share:

	2003	2002	2001

Numerator:
Numerator for basic and diluted loss per share	$(847,321)	$(3,154,767)	(11,256,202)

Denominator:
Weighted average common shares – basic and diluted calculation	22,922,301	18,941,043	15,872,128

Basic and diluted loss per share	$(0.04)	$(0.17)	$(0.71)

The warrants and options were not included in the computation of diluted loss per share because the warrants and options would have an antidilutive effect when included in the computation due to IBSS’s net loss.

Note 10: Accrued Compensation and Benefits:

During 2001, the President and Chief Executive Officer (“CEO”) terminated his employment with IBSS. As part of the CEO’s termination package, IBSS agreed to pay the CEO approximately $305,000 as salary continuance and health benefits of approximately $12,000 through October 2003. Of the total amount charged to expense for the year ended December 31, 2001, approximately $134,000 was paid during 2001 and the remaining $183,000 is included in accrued compensation and benefits. During 2002, the severance package was forfeited by the CEO and reverted to the minimum package provided under the CEO’s prior employment agreement. Accordingly, approximately $165,000 was no longer payable to the CEO. All amounts have been paid under all severance agreements as of December 31, 2002.

Integrated Business Systems and Services, Inc.
Notes to Consolidated Financial Statements

Note 11. Employee Benefits:

Retirement Plan – IBSS maintains a 401(k) retirement plan, which is managed by an outside trustee. All employees are eligible to participate. IBSS has not contributed to the 401(k) plan.

Stock Option Plans:

1997 Option Plan – IBSS’ Board of Directors adopted a stock option plan (the “1997 Option Plan”), effective April 29, 1997. Options normally extend for 5 years and under committee policy generally become exercisable in installments of 50 percent per six months commencing six months from the date of grant. The maximum number of common shares IBSS has reserved for issuance under the 1997 Option Plan, including options currently outstanding, is 1,860,000. The number of common shares reserved for issuance to any one person cannot exceed 5% of the number of issued and outstanding common shares, and no person is entitled to receive in any one year grants regarding more than 50,000 shares.

Information with respect to options granted under the 1997 Option Plan is as follows:

		Weighted average
		exercise price
	Stock Options	per share

Outstanding at December 31, 2000 (1)	321,000	$1.42
Outstanding at December 31, 2000	842,898	$5.64
Granted during the year	68,000	$2.67
Exercised during the year (1)	(21,700)	$1.56
Expired or cancelled during the year (1)	(34,500)	$3.40
Expired or cancelled during the year	(320,000)	$4.87

Outstanding at December 31, 2001 (1)	264,800	$1.16

Outstanding at December 31, 2001	590,898	$5.71

Granted during the year	418,000	$0.97
Exercised during the year (1)	(30,452)	$1.05
Expired or cancelled during the year (1)	(99,848)	$0.99
Expired or cancelled during the year	(197,400)	$3.75

Outstanding at December 31, 2002 (1)	134,500	$1.21

Outstanding at December 31, 2002	811,498	$4.86

Exercisable at December 31, 2002 (1)	134,500	$1.21

Exercisable at December 31, 2002	418,198	$4.92

Granted during the year	—	$—
Exercised during the year (1)	—	$—
Expired or cancelled during the year (1)	(52,500)	$1.87
Expired or cancelled during the year	(296,998)	$2.24

Outstanding at December 31, 2003 (1)	82,000	$0.95

Outstanding at December 31, 2003	514,500	$4.29

Exercisable at December 31, 2003(1)	82,000	$0.95

Exercisable at December 31, 2003	493,750	$4.24

(1)	Canadian Dollars

Integrated Business Systems and Services, Inc.
Notes to Consolidated Financial Statements

Note 11. Employee Benefits (continued):

Stock Option Plans (continued):

2001 Option Plan – On June 28, 2000, IBSS adopted the 2001 Stock Incentive Plan (the “2001 Option Plan”), effective January 1, 2001. The 2001 Option Plan provides for option awards of up to 1,200,000 shares, stock appreciation rights and restricted stock awards. The options have terms up to ten years.

Information with respect to options granted under the 2001 Option Plan is as follows:

		Weighted average
		exercise price
	Stock Options	per share

Outstanding at December 31, 2000	—	$—
Granted during the year	88,000	$3.41
Exercised during the year	—	$—
Expired or cancelled during the year	(10,000)	$3.41

Outstanding at December 31, 2001	78,000	$3.41
Granted during the year	565,625	$0.68
Expired or cancelled during the year	(28,813)	$1.78

Outstanding at December 31, 2002	614,812	$0.98

Exercisable at December 31, 2002	238,034	$1.63

Granted during the year	—	$—
Expired or cancelled during the year	(133,187)	$0.73

Outstanding at December 31, 2003	481,625	$1.04

Exercisable at December 31, 2003	406,892	$1.12

2002 Option Plan – During 2002, IBSS’ Board of Directors adopted a non-qualified stock option plan (the “2002 Option Plan”), effective August 1, 2002. The maximum number of common shares reserved for issuance under the 2002 Option Plan is 800,000 shares.

Information with respect to options granted under the 2002 Option Plan is as follows:

		Weighted average
		exercise price
	Stock Options	per share

Outstanding at December 31, 2001	—	$—
Granted during the year	308,723	$0.01
Exercised during the year	—	$—
Expired or cancelled during the year	—	$—

Outstanding at December 31, 2002	308,723	$0.01
Granted during the year	631,033	$0.01
Exercised during the year	(148,509)	$0.01
Expired or cancelled during the year	—	$—

Outstanding at December 31, 2003	791,247	$0.01

Integrated Business Systems and Services, Inc.
Notes to Consolidated Financial Statements

Note 11. Employee Benefits (continued):

Stock Option Plans (continued):

For the years ended December 31, 2003 and 2002, IBSS recognized expense related to stock-based compensation of approximately $205,000 and $80,000, respectively. IBSS did not recognize any expense related to stock-based compensation during 2001.

The pro forma disclosures required by SFAS 123 regarding net loss and net loss per share are stated as if IBSS had accounted for stock options using fair values. Using the Black-Scholes option-pricing model the fair value at the date of grant for these options was estimated using the following assumptions:

	2002	2001	2000

Dividend yield	—	—	—
Expected volatility	137%	122%	131%
Risk-free rate of return	2.6-2.9%	2.9-3.3%	4.5 - 5.0%
Expected option life, years	5	5	5

In February 2003, IBSS issued approximately 631,000 options to employees an at exercise price of $0.01. The weighted average fair value of these options was $0.20 each.

Options granted outside of the above Plans:

In October 2003, IBSS issued 10,800,000 options to officers at an exercise price of $0.14. The weighted average fair value of these options was $0.01 each. In addition on October 1, 2003, IBSS issued 1,975,000 stock options to employees and 650,000 stock options to board members at an exercise price of $0.14, with a two year vesting period. Management plans to amend the 2001 Option Plan to increase the number of shares that could be granted under the 2001 Option Plan to include these options.

The weighted average fair value for options granted under the Option Plans during 2002 and 2001 was $.68, and $2.64, respectively.

The Black-Scholes and other option pricing models were developed for use in estimating fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions. IBSS’ employee stock options have characteristics significantly different than those of traded options, and changes in the subjective assumptions can materially affect the fair value estimate. Accordingly, in management’s opinion, these existing models may not necessarily provide a reliable single measure of the fair value of employee stock options.

Integrated Business Systems and Services, Inc.
Notes to Consolidated Financial Statements

Note 12. Income Taxes:

Deferred income taxes reflect the net tax effect of temporary differences and carryforwards between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of IBSS’ deferred tax assets and liabilities consisted of the following at December 31:

	2003	2002	2001

Deferred tax assets:
Operating loss carryforwards	$7,296,194	$7,617,558	$6,221,020
Deferred revenue	3,824	27,864	35,483
Other, net	52,336	46,063	136,633
Valuation allowance	(7,293,155)	(7,533,164)	(6,162,463)

Total deferred tax assets	59,199	158,321	230,673

Deferred tax liabilities:
Capitalized software costs	(24,005)	(91,692)	(159,795)
Depreciation	(35,194)	(55,011)	(61,517)
Other, net	—	(11,618)	(9,361)

Total deferred tax liabilities	(59,199)	(158,321)	(230,673)

Total	$—	$—	$—

Temporary differences and carryforwards, which gave rise to significant portions of deferred tax assets and liabilities at December 31, are as follows:

	2003	2002	2001

Operating loss carryforward	$(321,364)	$1,396,538	$3,212,337
Deferred revenue	(24,040)	(7,619)	17,186
Other, net	37,709	(86,321)	46,226
Capitalized software costs	67,687	68,103	68,103
Valuation allowance	240,008	(1,370,701)	(3,343,852)

Net deferred income taxes	$—	$—	$—

Integrated Business Systems and Services, Inc.
Notes to Consolidated Financial Statements

Note 12. Income Taxes (continued):

The principal reasons for the differences between income tax expense and the amount computed by applying the statutory federal rate to pre-tax loss were as follows for the three years ended December 31:

	2003	2002	2001

Tax at statutory federal rate	$(288,089)	$(1,057,321)	$(3,827,109)
Effect on rate of:
Stock options, warrants and other	168,540	(191,386)	914,193
Life insurance premiums	4,309	2,428	3,820
Penalties	6,063	27,688	12,593
Non-deductible expenses	884	1,676	2,899
State income taxes, net of federal income tax effect	348,301	(153,786)	(450,248)
Change in valuation allowance	(240,008)	1,370,701	3,343,852

Total	$—	$—	$—

As of December 31, 2003, IBSS had federal and state net operating loss carryforwards of approximately $19,200,000. The net operating loss carryforwards will expire between 2012 and 2022, if not utilized.

Management of IBSS continually evaluates certain limitations which may occur as prescribed under the Internal Revenue Code (“IRC”) Section 382, which would potentially limit the availability of offsetting operating loss carryforwards against future taxable income. In addition, management continually evaluates the tax consequences of the issuance, and subsequent exercise of, warrants and options to certain employees and vendors and the impact of the potential compensation on operating loss carryforwards.

In determining that is was more likely than not that the recorded deferred tax asset would not be realized, management of IBSS considered the following: (1) recent operating results, (2) the budgets and forecasts that management and the Board of Directors had adopted for the next fiscal year, (3) the ability to utilize NOL’s prior to their expiration, (4) the potential limitation of NOL utilization in the event of a change of ownership and (5) the generation of future taxable income in excess of income reported on the consolidated financial statements.

A valuation allowance of approximately $7,293,000 and $7,533,000 at December 31, 2003 and 2002, respectively, remained necessary in the judgment of management because the factors noted above (i.e. forecasts) did not support the utilization of less than a full valuation allowance.

Integrated Business Systems and Services, Inc.
Notes to Consolidated Financial Statements

Note 13. Related Party Transactions:

Sales representative and marketing agreement – IBSS is party to a sales representative and marketing agreement with one of its directors dated September 16, 2003 (the “Sales Agreement”). Under the terms of the Sales Agreement, the director is to act as an exclusive sales representative with respect to certain of IBSS’ customers and a non-exclusive sales representative with respect to others and must use his best efforts to market IBSS’ products worldwide in order to generate sales revenues. The term of the Sales Agreement is for 10 years from its date and may be renewed for successive additional renewal periods of two years each, unless one party delivers a notice not to renew within 90 days of expiration of the then existing term. Compensation under the agreement is as follows: (1) stock options to purchase up to 1,000,000 shares at an exercise price of $0.14 per share (options vest at 1 share for each net dollar of revenue directly or indirectly added to IBSS’ revenue under the agreement); (2) a non-refundable cash advance of $10,000 per month not to exceed $175,000 (the “Draw Payments”) (contingent on net cash as defined in the Sales Agreement); and (3) a delayed signing bonus to be paid on the earlier of (i) the 5th anniversary of the Sales Agreement (September 16, 2008) or (ii) a “change in control” of IBSS (as defined in the Sales Agreement), a lump sum in the amount of $175,000, less the amount of all Draw Payments actually paid.

Related party receivables – Related party receivables at December 31, 2002 are advances to IBSS’ chief executive officer.

Accounts payable and accrued expenses – At December 31, 2003 and 2002, IBSS had approximately $296,000 and $61,000, respectively, owed to related parties included in accounts payable and accrued expenses, exclusive of payroll accruals.

Notes receivable – At December 31, 2003, IBSS held four notes receivable with balances totaling $131,080 due from IBSS’ chief executive officer and its executive vice president. IBSS loaned these officers money to exercise Common Stock purchase warrant agreements to purchase an aggregate of 300,000 shares of IBSS’ common stock at the applicable exercise price of $0.60 to $0.68 per share. These notes, which bear interest at the prime rate per annum, matured in 2002 and are due on demand at December 31, 2003. The loans are collaterized by 300,000 shares of common stock. The receivable is shown on the balance sheets as a reduction in stockholders’ equity.

Note 14. Supplemental Cash Flow Information:

During the years presented below, interest paid amounted to:

	2003	2002	2001

Interest paid	$68,133	$38,315	$270,935

Integrated Business Systems and Services, Inc.
Notes to Consolidated Financial Statements

Note 14. Supplemental Cash Flow Information (continued):

The following table summarizes non-cash investing and financing activities:

	2003	2002	2001

Repayment of employee advances and notes for purchase of common stock	$—	$—	$104,970

Conversion of convertible notes into capital	$301,500	$1,650,000	$180,000

Repayment of notes payable issued for common stock purchase and related party receivable in exchange for severance package	$—	$—	$104,970

Conversion of accrued interest into common stock	$35,574	$—	$—

Conversion of accrued salaries and related interest to long-term debt	$312,137	$—	$—

Conversion of accrued interest to long-term debt and notes payable	$683,506	$—	$—

Offset of related party receivable with related party payable	$12,600	$—	$—

Note 15. Commitments and Contingencies:

Litigation – In the normal course of business, IBSS and its subsidiaries may, from time to time, become parties to various legal claims, actions and complaints. At December 31, 2003, management is not aware of any pending or threatened litigation, or unasserted claims that could result in losses that would be material to the financial statements.

Operating Lease Commitments – IBSS leases its principal facilities under a noncancellable operating lease expiring in January 2013. The lease consists of a security deposit of $50,000 and base rental of $36,000 per year, payable in monthly payments of $3,000. IBSS is also responsible for its share of common area maintenance charges. Renewal option may be granted pursuant to the provisions of the lease.

At December 31, 2003 minimum lease payments are as follows:

2004	$36,000
2005	36,000
2006	36,000
2007	36,000
2008	36,000
Thereafter	144,000

Total	$324,000

Integrated Business Systems and Services, Inc.
Notes to Consolidated Financial Statements

Note 15. Commitments and Contingencies (continued):

Rent expense was approximately as follows for the years ended December 31:

2003	2002	2001

$103,000	$385,000	$411,000

Liens – The Internal Revenue Service has placed a lien on all of IBSS’ assets for delinquent tax obligations. A default under this obligation could result in a foreclosure on IBSS’ assets. Amounts due to the Internal Revenue Service at December 31, 2003 were approximately $52,000.

Note 16. Significant Risks and Uncertainties:

IBSS’ operating results and financial condition can be impacted by a number of factors, including but not limited to the following, any of which could cause actual results to vary materially from current and historical results or IBSS’ anticipated future results.

Currently, IBSS’ business is focused principally within the manufacturing and transaction processing industries. Significant changes in the regulatory or market environment of this industry could impact demand for IBSS’ software products and services. Additionally, there is increasing competition for IBSS’ products and services, and there can be no assurance that IBSS’ current products and services will remain competitive, or that IBSS’ development efforts will produce products with the cost and performance characteristics necessary to remain competitive. Furthermore, the market for IBSS’ products and services is characterized by rapid changes in technology. IBSS’ success will depend on the level of market acceptance of IBSS’ products, technologies and enhancements, and its ability to introduce such products, technologies and enhancements to the market on a timely and cost effective basis, and maintain a labor force sufficiently skilled to compete in the current environment.

As discussed in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Amounts affected by these estimates include, but are not limited to, the estimated useful lives, related amortization expense and carrying values of IBSS’ capitalized software development costs. Changes in the status of certain matters or facts or circumstances underlying these estimates could result in material changes to these estimates, and actual results could differ significantly from these estimates.

IBSS’ primary efforts are now directed to the development of a market for its Synapse for Manufacturing, Synapse Government e-Printing, Synapse Composer and the Synapse Application Development Platform software and integration services. Like other companies at this stage of development, IBSS is subject to numerous risks, including the uncertainty of its chosen market, its ability to develop its markets and its ability to finance operations and other risks.

Integrated Business Systems and Services, Inc.
Notes to Consolidated Financial Statements

Note 17. Segment Information:

Management has determined that IBSS operates in one dominant industry segment, which involves the supply of computer technology products and services. These products and services have similar economic characteristics, customers and distribution methods. All of IBSS’s operations, assets and employees are located in the United States and its revenues are generated in the United States.

Note 18. Subsequent Events

Dutchess Equity Line of Credit – As part of its initial capital raising activities in 2004, IBSS entered into an investment agreement dated January 21, 2004, for an equity line of credit (the “Equity Line”) with Dutchess Private Equities, L.P., a Delaware limited partnership (“Dutchess”). Under the terms of the Equity Line, IBSS may periodically sell shares of common stock, solely at the IBSS’s option, to Dutchess to raise capital to fund working capital needs. The periodic sale of shares is known as a put (each, a “Put”). Under a Put, IBSS may request an advance to draw down a portion of the Equity Line by delivering a written Put notice (“Put Notice) to Dutchess of draw down of a portion of the Equity Line (the date on which such Put notice is delivered to Dutchess is the “Put Date”). A closing will be held seven business days after the Put Date, at which time IBSS will deliver shares of common stock and Dutchess will pay the Purchase Price (as defined below).

Each Put will contain an amount of common stock proposed to be sold to Dutchess (the “Put Amount”) equal to either (at the IBSS’s discretion): (i) 200% of the average daily volume (U.S. Market only) of the common stock for the 10 trading days prior to the Put Date, multiplied by the average of the three daily closing best bid prices of common stock immediately preceding the Put Date, or (ii) $20,000. In no event will the Put Amount be more than $1,000,000 with respect to any single Put.

The purchase price (“Purchase Price”) for each share of common stock subject to a Put is 95% of the lowest best bid price of common stock during the period beginning on a Put Date and ending on and including the date that is five trading days after such Put Date (the “Pricing Period”). Following Dutchess’ receipt of a Put Notice, Dutchess will be required to purchase from IBSS during the related Pricing Period that number of shares of common stock having an aggregate Purchase Price equal to the lesser of (i) the Put Amount set forth in the Put Notice, and (ii) 20% of the aggregate trading volume of the common stock during the applicable Pricing Period multiplied by 95% of the lowest best bid prices of the common stock during the specified Pricing Period, provided such shares bear no restrictive legend and are not subject to stop transfer restrictions. The Equity Line also contains a floor provision, which permits IBSS (in its discretion) to withdraw that portion of the Put Amount if the closing bid price of common stock during the applicable Pricing Period with respect a Put Notice is less than 75% of the lowest closing best bid prices of the common stock for 15 trading days prior to each Put Notice Date or less than $0.48, in any case.

IBSS may request advances under the Equity Line once the underlying shares are registered and the registration statement is declared to be effective by the Securities and Exchange Commission. Thereafter, IBSS may continue to request advances until Dutchess has advanced $10 million.

Private Placements: During the first quarter of 2004, IBSS made two private placements of common stock totaling $200,000. The terms included issued stock at $0.20 per share and 50% coverage for stock purchase warrants exercisable at $0.40 per warrant.

INDEX TO EXHIBITS

Exhibit No.

3.1	Amended and Restated Articles of Incorporation of Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 1-A filed July 9, 1997).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 2.2 to the Company’s Form 1-A filed July 9, 1997).

4.1	Securities Purchase Agreement dated December 24, 2003 between the Company and GCA Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form SB-2 filed February 5, 2004)

4.2	Common Stock Purchase Warrant dated December 30, 2003 to GCA Financing, Inc. (937,500 Shares) (incorporated by reference to Exhibit 4.2 to the Company’s Form SB-2 filed February 5, 2004)

4.3	Common Stock Purchase Warrant dated December 30, 2003 to GCA Financing, Inc. (62,500 Shares) (incorporated by reference to Exhibit 4.3 to the Company’s Form SB-2 filed February 5, 2004)

4.4	Letter Agreement dated December 24, 2003 between the Company and GCA Financing, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Form SB-2 filed February 5, 2004)

4.5	Letter Agreement dated January 13, 2004 between the Company and GCA Financing, Inc. (incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2 filed February 5, 2004)

4.6	Investment Agreement, dated January 21, 2004 with Dutchess Private Equities, L.P. (incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 filed February 5, 2004)

4.7	Registration Rights Agreement, dated January 21, 2004 with Dutchess Private Equities, L.P. (incorporated by reference to Exhibit 4.7 to the Company’s Form SB-2 filed February 5, 2004)

4.8	Promissory Note dated March 15, 2002 between the Company and Fitz-John Creighton McMaster (incorporated by reference to Exhibit 10.13 in the Company’s Form 10-QSB for the three-month period ended September 30, 2002).

4.9	Promissory Note dated March 15, 2002 between the Company and Rice Street Associates, LLC (incorporated by reference to Exhibit 10.14 in the Company’s Form 10-QSB for the three-month period ended September 30, 2002).

4.10	Second Amendment and Restated Promissory Note dated August 14, 2002 between the Company and Kirkman Finlay III (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-QSB for the three-month period ended September 30, 2002).

4.11	Class A Secured Convertible Debenture dated December 31, 2001 between the Company and IBSS Class A Investors (incorporated by reference to Exhibit 10.21 in the Company’s Form 10-QSB for the three-month period ended March 31, 2002).

4.12	Class B Secured Convertible Debenture dated December 31, 2001 between the Company and IBSS Class B Investors (incorporated by reference to Exhibit 10.22 in the Company’s Form 10-QSB for the three-month period ended March 31, 2002).

4.13	Common Stock Purchase Warrant dated December 31, 2001 between the Company and IBSS Class A Investors (incorporated by reference to Exhibit 10.23 in the Company’s Form 10-QSB for the three-month period ended March 31, 2002).

4.14	Common Stock Purchase Warrant dated December 31, 2001 between the Company and IBSS Class B Investors (incorporated by reference to Exhibit 10.24 in the Company’s Form 10-QSB for the three-month period ended March 31, 2002).

4.15	Omnibus Security Agreement dated December 31, 2001 by and among the Company, IBSS Class A Investors and IBSS Class B Investors (incorporated by reference to Exhibit 10.25 in the Company’s Form 10-QSB for the three-month period ended March 31, 2002).

4.16	Inter-Creditor Agreement dated December 31, 2001 by and among the Company, IBSS Class A Investors and IBSS Class B Investors (incorporated by reference to Exhibit 10.26 in the Company’s Form 10-QSB for the three-month period ended March 31, 2002).

4.17	Security Agreement dated June 12, 2001 by and between the Company and Fitz-John Creighton McMaster (incorporated by reference to Exhibit 10.27 in the Company’s Form 10-QSB for the three-month period ended September 30, 2002).

4.18	Security Agreement dated August 2, 2001 by and between the Company and Rice Street Associates, LLC (incorporated by reference to Exhibit 10.28 in the Company’s Form 10-QSB for the three-month period ended September 30, 2002).

4.19	Security Agreement dated August 14, 2001 by and between the Company and Kirkman Finlay III (incorporated by reference to Exhibit 10.29 in the Company’s Form 10-QSB for the three-month period ended September 30, 2002).

4.20	Common stock purchase warrant dated October 28, 2003 between the Company and Elite Financial Communications Group, LLC (200,000 shares of Common Stock) (incorporated by reference to Exhibit 4.20 to the Company’s Form SB-2 filed February 5, 2004).

4.21	Common stock purchase warrant dated December 4, 2003 between the Company and Liberty Union Life Assurance Corporation (250,000 shares of Common Stock) (incorporated by reference to Exhibit 4.21 to the Company’s Form SB-2 filed February 5, 2004).

4.22	Common stock purchase warrant dated December 17, 2003 between the Company and C. Joseph Berger, Jr. (75,000 shares of Common Stock) (incorporated by reference to Exhibit 4.22 to the Company’s Form SB-2 filed February 5, 2004).

4.23	Common stock purchase warrant dated December 17, 2003 between the Company and Dollie Cole (125,000 shares of Common Stock) (incorporated by reference to Exhibit 4.23 to the Company’s Form SB-2 filed February 5, 2004).

4.24	Common stock purchase warrant dated October 1, 2003 between the Company and IBSS Class A Investors, LLC (for 15,214,170 shares) (incorporated by reference to Exhibit 4.24 to the Company’s Form SB-2 filed February 5, 2004).

4.25	Common stock purchase warrant dated October 1, 2003 between the Company and IBSS Class B Investors, LLC (for 22,821,256 shares) (incorporated by reference to Exhibit 4.25 to the Company’s Form SB-2 filed February 5, 2004).

4.26	Amended and Restated Class A Secured Debenture dated October 1, 2003 between the Company and Class A Investors, LLC (incorporated by reference to Exhibit 4.26 to the Company’s Form SB-2 filed February 5, 2004).

4.27	Amended and Restated Class B Secured Debenture dated October 1, 2003 between the Company and Class B Investors, LLC (incorporated by reference to Exhibit 4.27 to the Company’s Form SB-2 filed February 5, 2004).

4.28	Letter Agreement between the Company, Class A Investors, LLC, and Class B Investors, LLC dated October 1, 2003 (incorporated by reference to Exhibit 4.28 to the Company’s Form SB-2 filed February 5, 2004).

4.29	Amended and Restated Class A Contingent Common Stock Purchase Warrant dated October 1, 2003 to the IBSS Class A Investors, LLC (928,241 shares) (incorporated by reference to Exhibit 4.29 to the Company’s Form SB-2 filed February 5, 2004).

4.30	Amended and Restated Class B Contingent Common Stock Purchase Warrant dated October 1, 2003 to the IBSS Class B Investors, LLC (2,033,399 shares) (incorporated by reference to Exhibit 4.30 to the Company’s Form SB-2 filed February 5, 2004).

4.31	Amended and Restated Common Stock Purchase Warrant (Class A Investors) dated October 1, 2003 to the IBSS Class A Investors, LLC (464,120 shares) (incorporated by reference to Exhibit 4.31 to the Company’s Form SB-2 filed February 5, 2004).

4.32	Amended and Restated Common Stock Purchase Warrant (Class B Investors) dated October 1, 2003 to the IBSS Class B Investors, LLC (2,033,399 shares) (incorporated by reference to Exhibit 4.32 to the Company’s Form SB-2 filed February 5, 2004).

10.1	Employment Agreement dated October 1, 2003 between the Company and George E. Mendenhall (incorporated by reference to Exhibit 10.1 to the Company’s Form SB-2 filed February 5, 2004).

10.2	Deferred Compensation Agreement dated September 1, 2002 between the Company and George E. Mendenhall (incorporated by reference to Exhibit 10.2 to the Company’s Form SB-2 filed February 5, 2004).

10.3	Employment Agreement dated October 1, 2003 between the Company and Stuart E. Massey (incorporated by reference to Exhibit 10.3 to the Company’s Form SB-2 filed February 5, 2004).

10.4	Deferred Compensation Agreement dated September 1, 2002 between the Company and Stuart E. Massey (incorporated by reference to Exhibit 10.4 to the Company’s Form SB-2 filed February 5, 2004)

10.5	Employment Agreement dated October 1, 2003 between the Company and Donald R. Futch (incorporated by reference to Exhibit 10.5 to the Company’s Form SB-2 filed February 5, 2004).

10.6	Deferred Compensation Agreement dated September 1, 2002 between the Company and Donald R. Futch (incorporated by reference to Exhibit 10.6 to the Company’s Form SB-2 filed February 5, 2004)

10.7	Lease Agreement between the Company and Pinebelt, LLC dated October 8, 2002 with respect to property at 1601 Shop Road, Ste E, Columbia, S.C. (incorporated by reference to Exhibit 10.50 in the Company’s Form 10-QSB for fiscal year ended March 31, 2003).

10.8	Sales Representative and Marketing Agreement dated September 16, 2003 between the Company and Richard D. Pulford (incorporated by reference to Exhibit 10.8 to the Company’s Form SB-2 filed February 5, 2004)

10.9	Integrated Business Systems and Services, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.30 in the Company’s Form 10-QSB for the three-month period ended September 30, 2002).

10.10	Nonqualified Stock Option Agreement dated as of May 30, 2000 between the Company and William S. McMaster (incorporated by reference to Exhibit 10.15 to the Company’s 10-KSB for the year ended December 31, 2000).

10.11	Integrated Business Systems and Services, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 in the Company’s Form 10-QSB for the three-month period ended March 31, 2002).

10.12	Letter of Understanding and Statement of Work dated October 2, 2003 between the Company and Scott Group for consulting services (incorporated by reference to Exhibit 10.12 to the Company’s Form SB-2 filed February 5, 2004).

10.13	Service Agreement dated October 25, 2003 between the Company and Elite Financial Communications Group, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Form SB-2 filed February 5, 2004).

10.14	Placement Agent Agreement dated January 30, 2004 between the Company and US Euro Securities, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Form SB-2 filed February 5, 2004).

10.15	Reseller/OEM Agreement dated November 10, 2003 between the Company and Prospect Airport Services, Inc.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 in the Company’s Form 10-KSB for fiscal year ended December 31, 2001).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Acting) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer (Acting) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors for Integrated Business Systems and Services, Inc.