Form 10QSB
period 2004-03-31
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2004-05-13
CIK 1040863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                     to

Commission File Number 0-24031

INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

(Exact name of small business issuer as specified in its charter)

South Carolina	57-0910139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Shop Road, Suite E Columbia, South Carolina	29201 (Zip Code)
(Address of principal executive offices)

(803) 736-5595
(Registrant’s telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

     As of April 30, 2004, the registrant had outstanding 28,509,681 shares of its common stock, no value, its only class of common equity.

Transitional Small Business Disclosure Format (check one):	Yes ☐ No ☒

TABLE OF CONTENTS

PAGE
PART I — FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements – Unaudited	3
ITEM 2. Management’s Discussion and Analysis or Plan of Operation	9
ITEM 3. Controls and Procedures	14
PART II — OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K	15
Signatures	16
Exhibit Index	17

     Statements in this Quarterly Report on Form 10-QSB include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industry and economies in which we operate and other information that is not historical information. You can identify a forward-looking statement by our use of the words “anticipate,” “estimate,” “expect,” “intend,” “plan,” “may,” “will,” “continue,” “believe,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements.

     There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Factors that might cause such a difference include, but are not limited to, those discussed in this Quarterly Report under the caption “Management’s Discussion and Analysis or Plan of Operation” and the risk factors discussion contained in Exhibit 99.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2003. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

     We file our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, proxy statements, Current Reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act with the Securities and Exchange Commission (“Commission” or “SEC”). These reports are available electronically as soon as reasonably practicable after we file such materials with the Commission through the Internet web site maintained by the SEC at http://www.sec.gov or by calling the SEC at its principal office in Washington, D.C. at 1-800-SEC-0330. The reports are also available in print to any shareholder who requests them by contacting our corporate secretary at the address above for the Company’s principal executive offices.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$131,683	$214,925
Accounts receivable, trade	390,143	265,644
Interest receivable	33,059	31,789
Other prepaid expenses	48,792	726

Total current assets	603,677	513,084
Capitalized software costs, net	19,157	63,172
Property and equipment, net	345,103	377,540
Other assets	50,000	52,000

Total assets	$1,017,937	$1,005,796

Liabilities and Shareholders’ Deficiency
Current liabilities:
Convertible notes payable, net of discount	$534,785	$496,219
Current portion of long-term debt	8,882	8,664
Accounts payable	46,691	104,505
Accrued liabilities:
Accrued compensation and benefits	316,320	334,978
Accrued payroll taxes	20,484	54,022
Accrued professional fees	93,511	79,073
Accrued interest	37,786	30,543
Accrued rent	55,000	67,604
Other	33,005	25,500
Deferred revenue	67,856	10,063

Total current liabilities	1,214,320	1,211,171
Long-term debt, net of discount	3,191,656	3,193,960

Total liabilities	4,405,976	4,405,131

Commitments and contingencies
Shareholders’ deficiency:
Preferred stock, undesignated par value, 10,000,000 shares none authorized or issued	—	—
Common shares, voting, no par value, 100,000,000 shares authorized, 28,509,681 and 26,880,404 shares outstanding at March 31, 2004 and December 31, 2003, respectively	21,201,497	20,868,000
Notes receivable officers/directors	(131,080)	(131,080)
Accumulated deficit	(24,458,456)	(24,136,255)

Total shareholders’ deficiency	(3,388,039)	(3,399,335)

Total liabilities and shareholders’ deficiency	$1,017,937	$1,005,796

The accompanying notes are an integral part of these financial statements.

INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
Revenues
Services	$728,846	$766,664
Maintenance	28,428	8,526
Hardware sales	8,406	25,025

Total revenues	765,680	800,215

Cost of revenues	281,153	261,454

Gross margin	484,527	538,761

Operating expenses
General and administrative	381,667	538,165
Sales and marketing	229,168	102,428
Research and development costs	143,379	57,745

Total operating expenses	754,214	698,338

Loss from operations	(269,687)	(159,577)
Other income (losses and expenses):
Loss on disposal of equipment	—	(15,465)
Other income (expenses)	(11,457)	5,277
Interest expense	(41,057)	(218,523)

Net loss	$(322,201)	$(388,288)

Loss per share:
Net loss Basic and diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Operating activities
Net loss	$(322,201)	$(388,288)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	35,019	37,229
Amortization of software costs	44,015	44,531
Non-cash interest expense	—	76,575
Issuance of stock in payment of accounts payable	—	11,158
Loss on disposition of fixed assets	—	15,465
Non-cash compensation	—	71,331
Conversion of interest expense to note payable principal	27,591	—
Issuance of warrants and stock for professional services	25,830	—
Changes in operating assets and liabilities:
Accounts receivable	(124,499)	67,346
Interest receivable	(1,270)	(1,334)
Prepaid expenses and other assets	(46,066)	(1,386)
Accounts payable	(57,814)	(42,025)
Accrued expenses	(28,490)	191,240
Deferred revenue	57,793	(8,526)

Cash (used in) provided by operating activities	(390,092)	73,316

Investing activities
Purchases of property and equipment	(2,582)	(139,004)
Related party receivables, net	—	800

Cash used in investing activities	(2,582)	(138,204)

Financing activities
Proceeds from (payments on) notes payable, net	10,975	(55,000)
Proceeds from issuance of long-term debt	—	129,363
Payments on long-term debt	(2,086)	—
Proceeds from exercise of common stock options and warrants	543	—
Proceeds from issuance of common stock	300,000	—

Cash provided by financing activities	309,432	74,363

Net increase (decrease) in cash	(83,242)	9,475
Cash and cash equivalents at beginning of period	214,925	55,874

Cash and cash equivalents at end of period	$131,683	$65,349

The accompanying notes are an integral part of these financial statements.

Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2004 and 2003

1. Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, please refer to the audited financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

     In 2003, the condensed financial statements included the accounts of Integrated Business Systems and Services, Inc. and its majority-owned subsidiary, Synamco, LLC. Synamco, LLC was liquidated effective December 31, 2003.

2. Going Concern:

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had a working capital deficiency and an accumulated deficit of approximately $610,643 and $24,458,456, respectively at March 31, 2004. Ultimately, IBSS’ viability as a going concern is dependent upon its ability to generate positive cash flows from operations, maintain adequate working capital and obtain satisfactory long-term financing. However, there can be no assurances that IBSS will be successful in the above endeavors.

     The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should IBSS be unable to continue as a going concern. IBSS’ plans include the following, although it is not possible to predict the ultimate outcome of IBSS’ efforts.

     Cost and Expense Reductions. During 2003, IBSS was able to reduce by approximately 80% the costs associated with its operating facilities, including reductions in its lease obligations and its expenditures for furniture, fixtures and equipment. In the absence of any substantial infusion of growth capital during the year, IBSS has no plans during 2004 for any significant capital expenditures.

     Investor Debt and Other Payables. On October 1, 2003, IBSS restructured substantially all of its short-term investor debt. Under the restructured debt instruments, approximately 90% of the principal balance is not payable until the fourth quarter of 2006.

     In the months since the issuance of IBSS’ currently outstanding convertible debt, holders of a portion of this debt have converted the principal and accrued interest on all or a portion of their debt into common stock. Although these conversions have reduced IBSS’ principal and interest obligations, IBSS is currently faced with principal and interest obligations on the remaining convertible debt that it will not be able to satisfy from currently projected cash flows from operations.

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

3. New Accounting Standards

     In May 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 21, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the IBSS’s financial position or results of operations.

4. Stock Based Compensation

     The Company accounts for stock options in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, no compensation expense is recognized for stock or stock options issued at fair value. For stock options granted at exercise prices below the estimated fair value, the Company records deferred compensation expense for the difference between the exercise price of the shares and the estimated fair value. The deferred compensation expense is amortized ratably over the vesting period of the individual options. For performance based stock options, the Company records compensation expense related to these options over the performance period.

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123” as amended by FASB Statements No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”)), provides an alternative to APB 25 in accounting for stock based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied. The Company intends to continue to account for stock based compensation arrangements under APB No. 25 and has adopted the pro forma disclosure requirements of SFAS 123.

     Had compensation cost for options granted under the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the Company’s net income and earnings per share would have changed to the pro forma amounts listed below:

	Three Months Ended March 31,
	2004	2003
Net loss:
As reported	$(322,201)	$(388,288)
Add: stock-based compensation expense included in reported net income	—	71,331
Deduct: stock based compensation expense determined under the fair value based method for all awards	(20,442)	(107,453)

Pro forma net loss	$(342,643)	$(424,410)

Net loss per common share:
As reported:
Basic and diluted	$(0.01)	$(0.02)
Pro forma:
Basic and diluted	$(0.01)	$(0.02)

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

	Three Months Ended March 31,
	2004	2003
Dividend yield	—	—
Expected volatility	137%	122%
Risk-free rate of return	2.6-2.9%	2.61-3.12%
Expected option life, years	5	5

     The weighted average fair value for options granted under the Option Plans during the three months ended March 31, 2004 was $0.26. The weighted average fair value for options granted under the Option Plans during the three months ended March 31, 2003 was $0.20.

     The Black-Scholes and other option pricing models were developed for use in estimating fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions. The Company’s employee stock options have characteristics significantly different than those of traded options, and changes in the subjective assumptions can materially affect the fair value estimate. Accordingly, in management’s opinion, these existing models may not necessarily provide a reliable single measure of the fair value of employee stock options.

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

     We continue to devote substantial effort to developing our business plan, enhancing our management team and Board of Directors, and focusing our growth and marketing plan. For the near-term, the Company’s marketing of its Synapse™ products is aimed primarily at wireless mobile computing applications (radio frequency terminals, PDA’s, wearable computers, laptops, Pocket PCs and tablet computers) and automatic-radio frequency identification, electronic tagging, bar-code data collection, and other on-line real time machine-to-machine (“M2M”) applications in manufacturing, healthcare, government, distribution and other vertical markets. The move of businesses to RFID is being facilitated by widespread adoption of electronic product codes that permits tagged objects to be tracked via the Internet. Synapse™ has the unique ability to track, analyze and share information on the movement of e-tagged objects across multiple locations, technologies, computer operating systems and networks, giving managers total visibility and the knowledge to more efficiently reach their objectives.

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

     We will also consider opportunities for joint ventures, strategic partnerships, and acquisitions to better leverage our existing market base and expand and improve the capabilities of our current software architecture. For example, at year-end IBSS entered into a strategic partnership with Xybernaut Corporation, a leader in the wearable computer industry. Using Synapse™ in combination with Xybernaut hardware and software solutions, both companies and their value-added resellers can offer unique bundled solutions for tracking, analyzing and sharing information about the movement of RFID e-tagged objects across multiple locations, technologies, computer operating systems and networks. IBSS also entered into a technology partner/reseller agreement in January 2004, with Midnight Auto, Inc., parent company and franchisor of All Night Auto® full-service automotive repair and maintenance shops. That company is building a national service franchise system involving many parts suppliers operating on a wide range of unique and proprietary software platforms. Midnight Auto also needed to flow real-time information to and from its franchisees — concerning inventory, deliveries, billing and training. Midnight Auto is both using our technology and services, and preparing to deploy the resulting solution to their supply chain.

     Results of Operations

     Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003.

     Revenues

     Our total revenues in the quarter ended March 31, 2004 decreased by $34,534 (approximately 4%) from the comparable prior year period. This decrease was primarily attributable to a $37,818 (5%) decrease in our services revenues due to an increase in marketing efforts by production staff members in doing (non-billable at this time) proto-typing of new products for potential customers. In addition, our revenues from the sales of third party hardware decreased by $16,618 (approximately 66%) from the comparable prior year period. This decrease in hardware revenue was attributable primarily to the fact that hardware sales to our largest customer were significantly lower than in the prior year period.

     The decrease in total revenues was offset in part by revenues from software maintenance fees, which increased by $19,902 (approximately 233%) from the first quarter of 2003. This increase was a consequence of applying the licensed software across more functionality, more sites and more users per the normal maintenance contract terms.

     Cost of Revenues

     Cost of revenues in the quarter ended March 31, 2004 increased by $19,699 (approximately 8%) from the comparable prior year period. This increase was attributable primarily to the addition of billable resources.

     Gross Margin

     Gross margin was $484,527 in the quarter ended March 31, 2004, representing a decrease of $54,234 (approximately 10%) from gross margin in the comparable prior year period. This decrease was due to the factors described above.

     Operating Expenses

     Total operating expenses for the quarter ended March 31, 2004 increased by $55,876 (approximately 8%) from the comparable prior year period due to significant increases in sales and marketing expenses and in research and development costs.

     Sales and marketing expenses increased by $126,740 (approximately 124%) from the first quarter of 2003 due to a significant increase in our sales team and our selling activities in developing new vertical markets and customers.

     Research and development costs increased by $85,634 (approximately 148%) from the first quarter of 2003. This increase was primarily associated with increasing our research and development staff and intensifying the development of our products. Research and development expenses represented approximately 19% and 7% of total revenues for the respective 2004 and 2003 periods. We expect research and development expenses to increase in absolute dollars in the foreseeable future as we continue our product development activities, although we anticipate that these expenses as a percentage of total revenues to remain approximately the same in 2004.

     The increase in operating expenses was offset substantially by a $156,498 (approximately 29%) decrease in general and administrative expenses from the first quarter of 2003. Also, as a percentage of total revenues, general and administrative expenses decreased to approximately 50% in the quarter ended March 31, 2004 from approximately 67% in 2002. Substantially all of the decrease in general and administrative expenses was attributable to our cost control program. Our cost control program focused on leasehold costs (reducing it to 20% of the prior cost), as well as administrative and executive salary costs, and miscellaneous professional costs.

     Non-operating Items.

     Other income (expenses) changed to expenses in the first quarter of 2004 of $11,457 from income of $5,277 in the first quarter of 2003, a decrease of $16,734, primarily due to penalties paid in March 2004 related to the final settlement of a delinquent tax obligation.

     Interest expense decreased $177,466 (approximately 81%) from the first quarter of 2003. This decrease was due to the note holders agreeing to discontinue the receipt of interest on their notes beginning in the fourth quarter of 2003.

     Loss on disposal of equipment decreased to $0 in the first quarter of 2004 from $15,465 in the first quarter of 2003 due to a one-time sale of equipment in 2003.

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

     During the first quarter of 2003, we signed a $130,000 note payable for the leasehold improvements associated with our new office space. This note is amortized over 10 years and carries an annual interest rate of 10%. We currently do not have any commitments or budgeted needs during 2004 for any material capital expenditures, including purchases of furniture, fixtures or equipment. In the absence of any substantial infusion of growth capital or an unexpected increase in our expected gross margin for 2004, we do not expect our capital expenditure plans for 2004 to change.

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

     On December 31, 2003, the Company sold 1,250,000 shares of Common Stock and 1,000,000 Common Stock purchase warrants to Generation Capital Associates, Inc. (“GCA”). In exchange, GCA paid $250,000 to the Company, which we are currently using as short-term operating capital.

     In January 2004, the Company signed an investment agreement dated January 21, 2004, and a registration rights agreement dated January 21, 2004 with Dutchess Private Equities Fund, L.P. (“Dutchess”) for an equity line of credit (the “Equity Line”). Under the terms of the Equity Line, the Company may obligate Dutchess to purchase up to $10,000,000 of the Company’s common stock over a 36 month calendar period subsequent to the date the Commission declares the Company’s Registration Statement on Form SB-2 (filed with the Commission on February 5, 2004) to be effective. The Registration Statement was declared effective on May 4, 2004.

     During the fourth quarter of 2003, the Company also raised an additional $230,000 in working capital from other private investors through the sale to such investors of 900,000 shares of common stock and 450,000 common stock warrants with an exercise price of $0.40 per share. This sale to private investors continued into the first quarter of 2004, during which time the Company raised an additional $300,000 in working capital through the sale of 1,500,000 shares of common stock and 750,000 common stock warrants with an exercise price of $0.40 and a term of five years.

     In addition, during the first quarter of 2004 the Company secured an agreement with two current investors who had a significant number of the Company’s outstanding common stock warrants that could be exercised in 2004 to delay their right to exercise such warrants until 2005. This was accomplished using 1,000,000 cashless warrants that expire in three years from the date of grant.

     With respect to our trade accounts payable, we have established long-term payout arrangements with respect to substantially all of our unsecured creditors. In addition, where permitted under securities laws, we have satisfied and expect to continue to satisfy certain of our unsecured obligations to third parties through restricted stock grants.

     We may seek to raise additional funds from the private placement of additional debt, equity or equity-linked securities. Because of several factors, including the operating, market and industry risks associated with an investment in our common stock; the inclusion of a going concern paragraph in our annual and quarterly financial reports; the fact that our common stock is traded on the OTCBB; the continued weakness in the capital markets in general and the technology sectors in particular; and the other factors described in Exhibit 99.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2003, we may experience difficulty in obtaining additional financing until our operating results or overall market conditions reflect sustained improvement.

     Critical Accounting Policies and Accounting Estimates

     We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2003. We consider these accounting policies to be critical accounting policies. Certain accounting policies involve significant judgments and assumptions by us, but do not have a material impact on the carrying value of our assets and liabilities and results of operations.

     The judgments and assumptions we use are based on historical experience and other factors that which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and from estimates which could have an impact on our carrying values of assets and liabilities and our results of operations.

     Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ significantly from those expected. The critical accounting policies and the most sensitive accounting estimates affecting the financial statements are discussed below.

     Bad Debt Reserves. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its clients and generally does not require collateral. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible are included in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes all accounts receivable are fully collectable and, therefore, has not established a bad debt reserve or allowance as of December 31, 2003. However, actual write-offs may occur on the outstanding accounts receivable balances.

     Valuation of Deferred Tax Assets. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in future periods based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Because of our significant continuing net operating losses and our accumulated deficit, we have fully reserved the net deferred tax asset.

     Valuation of Stock Options. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock-based compensation plans and applies the disclosure-only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). We recognize stock-based compensation expense for stock options granted to employees and non-employee directors if the quoted market price of the stock at the date of the grant or award exceeds the price, if any, to be paid by an employee for the exercise of the stock.

     Revenue Recognition Policies. IBSS recognizes revenues in accordance with the guidance of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” SAB No. 104, “Revenue Recognition,” Statement of Position 97-2, “Software Revenue Recognition,” and related interpretations. IBSS recognizes revenue for products sold at the time delivery occurs, collection of the resulting receivable is deemed probable, the price is fixed and determinable, and evidence of an arrangement exists. Existing customers may purchase product enhancements and upgrades after such enhancements or upgrades are developed by IBSS based on a standard price list in effect at the time such product enhancements and upgrades are purchased. IBSS generally has no significant performance obligations to customers after the date that products, product enhancements and upgrades are delivered.

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

Item 3. Controls and Procedures

     The Company’s Chief Executive Officer (its principal executive officer, principal financial officer and principal accounting officer), has concluded, based on his evaluation as of March 31, 2004, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits — See Exhibit Index.

     (b) Reports on Form 8-K — There were no reports on Form 8-K filed during the quarter ended March 31, 2004.

     Pursuant to General Instruction B of Form 8-K, any reports previously or in the future submitted under Item 6 are not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, and the Company is not subject to the liabilities of that section. The Company is not incorporating, and will not incorporate, by reference these reports into a filing under the Securities Act or the Exchange Act.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC. (Registrant)
By:	/s/ George E. Mendenhall
George E. Mendenhall
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer) Date: May 11, 2004

INDEX TO EXHIBITS

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer (Acting) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer (Acting) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.16	Integrated Business Systems and Services, Inc. 2001 Stock Incentive Plan, Amended and Restated as of March 18, 2004 (incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 2 to the Registration Statement on Form SB-2, Registration No. 333-112517)
10.17	Amended and Restated Statement of Work for IBSS dated October 2, 2003 between the Company and The Scott Group (incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 2 to the Registration Statement on Form SB-2, Registration No. 333-112517)
10.18	Services Agreement dated January 15, 2004 between the Company and Midnight Auto Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 2 to the Registration Statement on Form SB-2, Registration No. 333-112517)
10.19	Employment Agreement dated as of March 19, 2004 between the Company and Michael P. Bernard (incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 2 to the Registration Statement on Form SB-2, Registration No. 333-112517)