Form 10QSB
period 2004-06-30
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2004-08-16
CIK 1040863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ___________

Commission file number: 0-24031

INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

South Carolina	57-0910139

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1601 Shop Road, Suite E Columbia, South Carolina	29201

(Address of Principal Executive Offices)	(Zip Code)

(803) 736-5595

(Small Business Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes (  ) No

At July 29, 2004, the small business issuer had outstanding 31,530,146 shares of no par value common stock, its only class of common equity.

Transitional Small Business Disclosure Format (check one) (  ) Yes (X) No

Integrated Business Systems and Services, Inc.
Form 10-QSB
Quarter Ended June 30, 2004

Page
Number
PART I FINANCIAL INFORMATION
Item 1. Condensed Financial Statements – Unaudited	3
Item 2. Management’s Discussion and Analysis or Plan of Operation	9
Item 3. Controls and Procedures	16
PART II OTHER INFORMATION
Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to Vote of Security Holders	17
Item 6. Exhibits and Reports on Form 8-K	17
Signatures	18
Exhibit Index	19
EX-10.6
EX-10.7
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Advisory Note Regarding Forward-Looking Statements

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

     There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Factors that might cause such a difference include, but are not limited to, those discussed in this Quarterly Report under the caption “Management’s Discussion and Analysis or Plan of Operation” and the risk factors discussion contained in Exhibit 99.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2003. We do not undertake any obligation to revise these forward looking statements to reflect future events or circumstances.

Additional Information

     We file our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, proxy statements, Current Reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act with the U.S. Securities and Exchange Commission (“Commission” or “SEC”). These reports are available electronically as soon as reasonably practicable after we file such materials with the Commission through the Internet web site maintained by the SEC at http://www.sec.gov or by calling the SEC at its principal offices in Washington, DC at 1-800-SEC-0330. The reports are also available in print to any shareholder who requests them by contacting our corporate secretary at the address above for the Company’s principal executive offices.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Information

Integrated Business Systems and Services, Inc.
Condensed Balance Sheets

	June 30, 2004	December 31, 2003
	(unaudited)	(audited)
ASSETS:
Current assets:
Cash and cash equivalents	$128,029	$214,925
Accounts receivable, trade	179,219	265,644
Interest receivable	34,712	31,789
Notes receivable	75,000	—
Other prepaid expenses	40,949	726

Total current assets	457,909	513,084
Capitalized software costs, net	16,421	63,172
Property and equipment, net	311,445	377,540
Other assets	50,000	52,000

Total assets	835,775	$1,005,796

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY:
Current liabilities:
Convertible notes payable, net of discount	$522,195	$496,219
Current portion of long-term debt	9,107	8,664
Accounts payable	53,455	104,505
Accrued liabilities:
Accrued compensation and benefits	233,912	334,978
Accrued payroll taxes	8,667	54,022
Accrued professional fees	253,829	79,073
Accrued interest	44,184	30,543
Accrued rent	40,000	67,604
Other	7,391	25,500
Deferred revenue	48,142	10,063

Total current liabilities	1,220,882	1,211,171
Long-term debt, net of current portion	3,189,294	3,193,960

Total liabilities	4,410,176	4,405,131

Shareholders’ deficiency:
Preferred stock, undesignated par value, 10,000,000 shares, none authorized or issued	—	—
Common stock, no par value, 200,000,000 shares authorized, 31,530,146 and 26,880,404 shares outstanding at June 30, 2004 and December 31, 2003, respectively	21,593,131	20,868,000
Notes receivable officers/directors	(131,080)	(131,080)
Accumulated deficit	(25,036,452)	(24,136,255)

Total shareholders’ deficiency	(3,574,401)	(3,399,335)

Total liabilities and shareholders’ equity (deficiency)	$835,775	$1,005,796

The accompanying notes are an integral part of these condensed financial statements.

Integrated Business Systems and Services, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenues
Services	$381,139	$765,437	$1,109,985	$1,532,101
Licenses	16,000	—	16,000	—
Maintenance and support	28,428	8,526	56,855	17,052
Hardware sales	72,272	—	80,679	25,024

Total revenues	497,839	773,963	1,263,519	1,574,177
Cost of revenues	278,158	288,364	559,311	549,817

Gross profit	219,681	485,599	704,208	1,024,360

Operating expenses
General and administrative	393,032	374,482	774,699	917,483
Sales and marketing	204,653	82,006	433,822	184,434
Research and development costs	163,381	43,873	306,760	101,618

Total operating costs	761,066	500,361	1,515,281	1,203,535

Loss from operations	(541,385)	(14,762)	(811,073)	(179,175)

Other income (loss and expenses)
Loss on disposal of equipment	—	—	—	(15,465)
Other income (expenses)	959	6,252	(10,497)	16,367
Interest expense	(37,570)	(181,920)	(78,627)	(400,444)

Total other expenses	(36,611)	(175,668)	(89,124)	(399,542)

Net Loss	$(577,996)	$(190,430)	$(900,197)	$(578,717)

Loss per share
Basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.03)
Diluted weighted average shares outstanding	29,102,952	22,287,769	28,187,865	22,265,955

The accompanying notes are an integral part of these condensed financial statements.

Integrated Business Systems and Services, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2004	2003
Operating activities
Net loss	$(900,197)	$(578,717)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	70,123	73,573
Amortization of software costs	46,751	89,061
Non-cash interest expense	55,326	153,150
Issuance of stock in payment of accounts payable and accrued liabilities	47,080	11,158
Loss on disposition of fixed assets	—	15,465
Non-cash compensation	—	133,322
Changes in operating assets and liabilities:
Accounts receivable	86,425	84,744
Interest receivable	(2,923)	(2,683)
Prepaid expenses and other assets	(7,248)	20,670
Accounts payable	(31,934)	(48,622)
Accrued expenses	3,388	254,802
Deferred revenue	38,079	(17,052)

Cash provided by (used in) operating activities	(595,130)	188,871

Investing activities
Purchases of property and equipment	(4,028)	(139,004)
Notes receivables	(75,000)	—
Related party receivables, net	—	4,397

Cash used in investing activities	(79,028)	(134,607)

Financing activities
Payments on notes payable	(60,325)	(110,000)
Payments on long-term debt	(4,223)	(1,933)
Proceeds from issuance of long-term debt	—	129,363
Proceeds from issuance of common stock	651,190	—
Proceeds from exercise of common stock options and warrants	620	176

Cash provided by financing activities	587,262	17,606

Net increase (decrease) in cash	(86,896)	71,870
Cash and cash equivalents at beginning of period	214,925	55,874

Cash and cash equivalents at end of period	$128,029	$127,744

The accompanying notes are an integral part of these condensed financial statements.

Integrated Business Systems and Services, Inc.
Notes To Consolidated Condensed Financial Statements
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, please refer to the audited financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2003, as filed with the Commission.

     In 2003, the condensed financial statements included the accounts of Integrated Business Systems and Services, Inc. and its majority-owned subsidiary, Synamco, LLC. Synamco, LLC was liquidated effective December 31, 2003.

2. Going Concern

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had a working capital deficiency and an accumulated deficit of approximately $762,973 and $25,036,452, respectively, at June 30, 2004. In addition, the Company has experienced a significant decline in revenues from its largest customer without a corresponding increase in revenues from other sources. Without an increase in revenues from all sources or an additional capital infusion, or both, the Company will not be able to meet its current and future financial obligations.

     Ultimately, IBSS’ viability as a going concern is dependent upon its ability to generate positive cash flows from operations, maintain adequate working capital and obtain satisfactory long-term financing. However, there can be no assurances that IBSS will be successful in the above endeavors.

     The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should IBSS be unable to continue as a going concern. IBSS’ plans include the following, although it is not possible to predict the ultimate outcome of IBSS’ efforts:

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

     Additional Capital. IBSS is seeking to raise additional capital during 2004 through the private placement of convertible debt or equity securities. Because of several factors, including the operating, market and industry risks associated with an investment in its common stock, the fact that IBSS’ common stock is no longer traded on the Nasdaq Stock Market and is currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) maintained by the National Association of Securities Dealers (“NASD”), and the continued weakness in the capital markets in general and the technology sectors in particular, IBSS may experience difficulty in raising additional financing until its operating results or overall market conditions reflect sustained improvement.

3. New Accounting Standards

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 21, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on IBSS’s financial position or results of operations.

4. Stock Based Compensation

     The Company accounts for stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, no compensation expense is recognized for stock or stock options issued at fair value. For stock options granted at exercise prices below the estimated fair value, the Company records deferred compensation expense for the difference between the exercise price of the shares and the estimated fair value. The deferred compensation expense is amortized ratably over the vesting period of the individual options. For performance based stock options, the Company records compensation expense related to these options over the performance period.

     SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”)), provides an alternative to APB 25 in accounting for stock based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied. The Company intends to continue to account for stock based compensation arrangements under APB 25 and has adopted the pro forma disclosure requirements of SFAS 123.

     Had compensation cost for options granted under the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the Company’s net income and earnings per share would have changed to the pro forma amounts listed below:

	Six Months Ended June 30,
	2004	2003
Net loss:
As reported	$(900,197)	$(578,717)
Add: stock-based compensation expense included in reported net income	—	133,322
Deduct: stock based compensation expense determined under the fair value based method for all awards	(102,101)	(189,488)

Pro forma net loss	$(1,002,298)	$(634,883)

Net loss per common share:
As reported:
Basic and diluted	$(0.03)	$(0.03)
Pro forma:
Basic and diluted	$(0.04)	$(0.03)

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

	Six Months Ended June 30,
	2004	2003
Dividend yield	—	—
Expected volatility	129%	122%
Risk-free rate of return	3.02-3.38%	2.61-3.12%
Expected option life, years	5	5

     The weighted average fair value for options granted under the Option Plans during the three months ended June 30, 2004 was $0.25. The weighted average fair value for options granted under the Option Plans during the three months ended June 30, 2003 was $0.20.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

     With Synapse™, IBSS creates customer specific solutions quickly and easily without the need to rely on any other vendors’ technologies, thus lowering the risks and costs of providing these solutions and eliminating dependence on third-party software technology components or licensing to support development, integration and deployment of these solutions.

     The fact that IBSS does not have to rely on vendors like Microsoft, Oracle, IBM, or others for the development architecture and framework, or pay run-time license fees for deployment of its applications, gives IBSS a unique competitive advantage in the market place by virtue of increased business leverage and control, added financial security and licensing and pricing flexibility.

     IBSS will continue to invest in research and development of its Synapse™ technology and the associated Synapse™ project management methodology. The objective is to create ever increasing efficiency, effectiveness and ease of use for the benefit of internal IBSS productivity, competitive advantage, and flexibility for our customers and partners.

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

     We will also consider opportunities for joint ventures, strategic partnerships, and acquisitions to better leverage our existing market base and expand and improve the capabilities of our current software architecture. For example, IBSS has entered into a strategic partnership with Xybernaut Corporation, a leader in the wearable computer industry. Using Synapse™ in combination with Xybernaut hardware and software solutions, both companies and their value-added resellers can offer unique bundled solutions for tracking, analyzing and sharing information about the movement of RFID e-tagged objects across multiple locations, technologies, computer operating systems and networks. IBSS also has entered into a technology partner/reseller agreement with Midnight Auto, Inc., parent company and franchisor of All Night Auto® full-service automotive repair and maintenance shops. That company is building a national service franchise system involving many parts suppliers operating on a wide range of unique and proprietary software platforms. Midnight Auto, Inc. also needed to flow real-time information to and from its franchisees — concerning inventory, deliveries, billing and training. Midnight Auto, Inc. is both using our technology and services, and preparing to deploy the resulting solution to its supply chain.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     Revenues. Our total operating revenues decreased by $276,124 (or approximately 36%) to $497,839 in the three months ended June 30, 2004, from $773,963 in the comparable prior year period. This decrease was primarily attributable to decreased service revenue due in part to a reduction in project related activities and continued marketing efforts by production staff related to the development of new customer relationships as well as non-billable time devoted to the continued development of the Company’s Synapse™ suite of products. This decrease in service revenues was partially offset by increases in revenues from the sale of licenses, maintenance and support contracts and hardware sales. The Company has experienced what it believes to be a temporary decline in revenues from its largest customer without a corresponding increase in revenues from other sources. While the Company expects that revenues from this customer as well as new sources will increase over the near term, without this increase or an additional capital infusion, or both, the Company will not be able to meet its current and future financial obligations.

     Cost of Revenues. Our total cost of revenues decreased $10,206 (or approximately 4%) to $278,158 in the three months ended June 30, 2004, from $288,364 in the comparable prior year period. This small change relative to the change in period to period revenues is primarily attributable to maintaining staffing at minimum levels sufficient to adequately service existing customer relationships.

     Gross Profit and Margins. Our gross profit decreased $265,918 (or approximately 55%) to $219,681 in the three months ended June 30, 2004, from $485,599 in the comparable prior year period. We experienced a corresponding gross margin decrease to approximately 44% for the three months ended June 30, 2004 from approximately 63% for the comparable prior year period. This decrease was attributable to the reduction in service revenues in the second quarter of 2004 while maintaining staff at minimum levels.

     General and Administrative Expenses. Our general and administrative expenses increased $18,550 (or approximately 5%) to $393,032 in the three months ended June 30, 2004, from $374,482 in the comparable prior year period. As a percentage of our quarterly revenues, general and administrative expenses in the second quarter of this year increased to 79% from 48% in the comparable quarter of last year. The increase for the second quarter of this year was primarily attributable to an increase in professional fees associated with several securities filings combined with a reduction in the Company’s overall revenues.

     Sales and Marketing Expenses. Our sales and marketing expenses increased $122,647 (or approximately 150%) to $204,653 in the three months ended June 30, 2004, from $82,006 in the comparable prior year period. As a percentage of our quarterly revenues, sales and marketing expenses in the second quarter of this year increased to approximately 41% from approximately 11% for the comparable prior year period. This increase reflects our continued investment in our focused growth strategy.

     Research and Development Expenses. Our research and development expenses increased $119,508 (or approximately 272%) to $163,381 in the three months ended June 30, 2004, from $43,873 in the comparable prior year period. As a percentage of our total quarterly revenues, research and development expenses in the second quarter of 2004 increased to 33% from 6% in the comparable prior year quarter. The increase for the second quarter of this year was primarily attributable to the relatively larger allocation of human resources in the second quarter of this year to completing the development of our Synapse™ suite of products.

     Non-Operating Items. Other income and expenses decreased $139,057 (or approximately 79%) to $36,611 in the three months ended June 30, 2004, from $175,668 in the comparable prior year period. The largest expense in this category is interest expense. Interest expense decreased $144,350 (or approximately 79%) to $37,570 in the three months ended June 30, 2004 as compared to $181,920 in the comparable prior year period. This decrease was primarily attributable to certain note holders agreeing to discontinue the receipt of interest on their notes beginning in the fourth quarter of 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     Revenues. Our total operating revenues decreased by $310,568 (or approximately 20%) to $1,263,519 in the six months ended June 30, 2004, from $1,574,177 in the comparable prior year period. This decrease was primarily attributable to decreased service revenues due in part to a short-term reduction in project related activities as well as continued marketing efforts by production staff related to the development of new customer relationships and non-billable time devoted to the continued development of the Company’s Synapse™ suite of products. This decrease in service revenues was partially offset by increases in revenues from the sale of licenses, maintenance and support contracts and hardware sales. The Company has experienced what it believes to be a temporary decline in revenues from its largest customer without a corresponding increase in revenues from other sources. While the Company expects that revenues from this customer as well as new sources will increase over the near term, without this increase or an additional capital infusion, or both, the Company will not be able to meet its current and future financial obligations.

     Cost of Revenues. Our total cost of revenues increased $9,493 (or approximately 2%) to $559,311 in the six months ended June 30, 2004, from $549,817 in the comparable prior year period. This small change relative to the change in period to period revenues is primarily attributable to maintaining staffing at minimum levels sufficient to adequately service existing customer relationships.

     Gross Profit and Margins. Our gross profit decreased $320,152 (or approximately 31%) to $704,208 in the six months ended June 30, 2004, from $1,024,360 in the comparable prior year period. We experienced a corresponding gross margin decrease to approximately 56% for the six months ended June 30, 2004 from approximately 65% for the comparable prior year period. This decrease was primarily attributable to the decrease in both overall revenues as well as the decrease in the proportion of service revenues, where we generate some of our highest margins, to gross revenues.

     General and Administrative Expenses. Our general and administrative expenses decreased $142,784 (or approximately 16%) to $774,699 in the six months ended June 30, 2004, from $917,483 in the comparable prior year period. This decrease was primarily attributable to the Company’s cost control program initiated during last year partially offset by additional professional fees incurred in connection with several securities filings. As a percentage of our revenues, general and administrative expenses in the first six months of this year increased to 61% from 58% for the comparable prior year period. The increase was primarily attributable to a reduction of the Company’s overall revenues for the period.

     Sales and Marketing Expenses. Our sales and marketing expenses increased $249,388 (or approximately 135%) to $433,822 in the six months ended June 30, 2004, from $184,434 in the comparable prior year period. As a percentage of our revenues, sales and marketing expenses for the first six months of this year increased to 34% from 12% in the comparable prior year period. Sales and marketing expenses increased primarily as a result of a significant increase in the Company’s sales team and selling activities in developing new vertical markets and customer relationships.

     Research and Development Expenses. Our research and development expenses increased $205,142 (or approximately 202%) to $306,760 in the six months ended June 30, 2004, from $101,618 in the comparable prior year period. As a percentage of our total revenues, research and development expenses in the first six months of this year increased to 24% from 7% for the comparable prior year period. This increase was primarily attributable to an increase in the Company’s research and development staff and continued development of the Company’s Synapse™ suite of products.

     Non-Operating Items. Other income and expenses decreased $310,418 (or approximately 78%) to $89,124 in the six months ended June 30, 2004, from $399,542 in the comparable prior year period, primarily as a consequence of a decrease in interest expense. The largest expense in this category is interest expense. Interest expense decreased $321,817 (or approximately 80%) to $78,627 in the six months ended June 30, 2004 as compared to $400,444 in the comparable prior year period. This decrease was primarily attributable to certain note holders agreeing to discontinue the receipt of interest on their notes beginning in the fourth quarter of 2003.

Liquidity and Capital Resources

     Historical Sources of Liquidity. Prior to 1997, we financed our operations primarily through our revenues from operations, including funded research and development revenues, and occasional short-term loans from our principals, their families and other individuals and entities. Since the middle of 1997, we have financed our operations primarily through private and public offerings of common stock and convertible debt, and to a lesser extent from operating revenues and through borrowings from third parties.

     On December 31, 2001, the Company restructured all of its short-term and long-term debt into convertible debentures and notes. Under the restructured debt instruments as originally in effect, approximately 80% of the entire principal balance of the restructured debt was not payable until January 1, 2004. Substantially all of the remaining 20% was payable during January 2003. Effective January 1, 2003, the holders of substantially all of that remaining 20% agreed to extend the January 2003 maturity date until January 2004.

     On October 1, 2003, the Company restructured substantially all of its short-term investor debt. Under the restructured debt instruments, approximately 90% of the principal balance is not payable until the fourth quarter of 2006. Also during 2003, there continued to be some conversion and satisfaction of our existing debt and the major portion (86%) of this debt was renegotiated on October 1, 2003 and the notes representing this portion of the debt were converted to non-interest bearing and non-convertible notes and extended to December 31, 2006. Thirteen percent (13%) of the debt became short-term debt on January 1, 2004. The holder of this short-term debt has elected to leave these notes (which are currently $501,546 in outstanding principal and accrued interest) as callable notes until paid. These notes are considered to currently be in default and accrue interest at 22% per annum.

     During the fourth quarter of 2003, the Company raised an additional $230,000 in working capital from other private investors through the sale to such investors of 900,000 shares of common stock and 450,000 common stock warrants with an exercise price of $0.40 per share. These sales to private investors continued into the first and second quarters of 2004, during which time the Company raised an additional $455,000 in working capital through the sale of 2,275,000 shares of Common Stock and 1,137,500 Common Stock warrants with an exercise price of $0.40 and a term of five years.

     On December 31, 2003, the Company sold 1,250,000 shares of Common Stock and 1,000,000 Common Stock purchase warrants to Generation Capital Associates, Inc. (“GCA”). In exchange, GCA paid $250,000 to the Company, which has been used as short-term operating capital.

     In January 2004, the Company signed an investment agreement dated January 21, 2004, and a registration rights agreement dated January 21, 2004 with Dutchess Private Equities Fund, L.P. (“Dutchess”) for an equity line of credit. This agreement was terminated on June 28, 2004. No shares were issued or sold under this agreement.

     In addition, during the first quarter of 2004 the Company secured an agreement with two current investors who had a significant number of the Company’s outstanding common stock warrants that could be exercised in 2004 to delay their right to exercise such warrants until 2005. This was accomplished using an aggregate of 2,000,000 cashless common stock warrants (1,000,000 for each investor) that expire in three years from the date of grant.

     During the second quarter of 2004, the Company advanced $75,000 to a company involved with the development of a patented directional RFID tag tracking and reporting process. These advances are evidenced by promissory notes that are collateralized by exclusive rights to certain patents, bear interest at the prime rate plus 2% and are due to be repaid no later than May 31, 2005. The Company believes that this investment is an important element of its growth strategy in the area of RFID systems and wireless applications.

     On June 28, 2004, the Company entered a common stock purchase agreement with Fusion Capital pursuant to which we sold 1,250,000 shares of Common Stock and 937,500 Common Stock Purchase warrants for $250,000 and Fusion Capital agreed to purchase up to an additional $6,000,000 over a 24 month period. An additional 560,710 shares of Common Stock were issued in connection with this agreement as an inducement to enter into this commitment. We estimate that the maximum number of shares we will sell to Fusion Capital under the common stock purchase agreement, in addition to the shares already issued, will be 15,000,000 shares assuming Fusion Capital purchases all $6,000,000 of Common Stock. We have the right to control the amount and timing of sales of our Common Stock to Fusion Capital under the common stock purchase agreement.

     With respect to our trade accounts payable, where permitted under securities laws, we have satisfied and expect to continue to satisfy certain of our unsecured obligations to third parties through restricted stock grants.

     Need for Additional Liquidity. At June 30, 2004, we had a working capital deficit of $762,973. The independent accountant’s report for the year ended December 31, 2003 includes an explanatory paragraph to their audit opinion stating that our 2003 net loss, accumulated deficit and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We incurred an operating cash flow deficit of $595,130 in the six months ended June 30, 2004. The Company has experienced what it believes to be a temporary decline in revenues from its largest customer without a corresponding increase in revenues from other sources. We do not currently have sufficient financial resources to fund our operations. While the Company expects that revenues from this customer as well as new sources will increase over the near term, without this increase or an additional capital infusion, or both, the Company will not be able to meet its current and future financial obligations.

     We will seek to raise additional funds from the private placement of additional debt, equity or equity-linked securities. Because of several factors, including the operating, market and industry risks associated with an investment in our common stock; the inclusion of a going concern paragraph in our annual report; the fact that our common stock is traded on the OTCBB; the continued weakness in the capital markets in general and the technology sectors in particular; and the other factors described in Exhibit 99.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2003, we may experience difficulty in obtaining additional financing until our operating results or overall market conditions reflect sustained improvement. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, operating results, financial condition and prospects, which may include the discontinuance of operations.

     Capital Commitments. During the first quarter of 2003, we signed a $130,000 note payable for the leasehold improvements associated with our new office space. This note is amortized over 10 years and carries an annual interest rate of 10%. We currently do not have any commitments or budgeted needs during 2004 for any material capital expenditures, including purchases of furniture, fixtures or equipment. In the absence of any substantial infusion of growth capital or an unexpected increase in our expected gross margin for 2004, we do not expect our capital expenditure plans for 2004 to change.

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

     Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ significantly from those expected. The critical accounting policies and the most sensitive accounting estimates affecting the financial statements were: (i) bad debt reserves to record accounts receivable at their net realizable value; (ii) valuation of net deferred tax assets; (iii) valuation of stock options; and (iv) revenue recognition policies. Each of these policies and estimates are discussed in greater detail below.

     Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its clients and generally does not require collateral. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible are included in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes all accounts receivable are fully collectable and, therefore, has not established a bad debt reserve or allowance as of June 30, 2004. However, actual write-offs may occur on the outstanding accounts receivable balances.

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

     The Company applies APB 25 and related interpretations in accounting for its stock-based compensation plans and applies the disclosure-only provisions of SFAS 123, as amended by SFAS 148. We recognize stock-based compensation expense for stock options granted to employees and non-employee directors if the quoted market price of the stock at the date of the grant or award exceeds the price, if any, to be paid by an employee for the exercise of the stock.

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

Item 3. Controls and Procedures

     The Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer and principal accounting officer), respectively, have concluded, based on their evaluation as of June 30, 2004, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in the Company’s internal control over financial reporting in the second quarter of 2004 or in the other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

     (a) At the Company’s Annual Meeting of Shareholders on June 10, 2004, the shareholders approved an amendment to the Company’s Articles of Incorporation, which increased the number of authorized shares of common stock from 100,000,000 to 200,000,000. This amendment enhances the ability of the Board of Directors to cause the Company to engage in future sales of equity securities or acquisitions involving equity securities. Any such transactions could be dilutive to current shareholders of the Company.

     (b) During the three months ended June 30,2004, the Company

(i)	sold 775,000 shares of common stock and warrants to purchase 387,500 shares of common stock with an exercise price of $.40 per share and a term of five years to current investors in the Company for a total purchase price of $155,000; and

(ii)	sold 1,810,715 shares of common stock and warrants to purchase 937,500 shares of common stock with an exercise price of $.40 per share and a term of five years to Fusion Capital Partners, LLC for a total purchase price of $250,000.

     Both transactions were exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities

     As previously reported, the Company currently is in default on the payment of principal and interest in the aggregate amount of $501,546 under certain notes issued in 2001. The notes are secured by the assets of the Company, and the noteholders, therefore, could seek to foreclose their security interests in our assets. To date, the noteholders have not indicated that they intend to do so.

Item 4. Submission of Matters to Vote of Security Holders

     At the Company’s Annual Meeting of Shareholders on June 10, 2004, the shareholders (1) ratified the selection of Scott McElveen, LLP as the Company’s principal independent auditors for 2004, (2) approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000, and (3) approved an amendment of the Company’s 2001 Stock Incentive Plan to increase the authorized number of shares of common stock issuable thereunder from 1,200,000 to 16,200,000. No directors were elected or reelected at the Annual Meeting.

     The following votes were recorded:

	Votes	Votes		Broker
	For	Against	Abstentions	Non-votes
Ratification of Scott McElveen, LLP	20,063,928	13,330	18,266	0
Amendment of the Articles of Incorporation	19,158,646	862,762	59,116	15,000
Amendment of the 2001 Stock Incentive Plan	8,823,377	1,077,812	53,850	10,140,485

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits. Please refer to the Exhibit Index that follows the “Signatures” page of this report.

     (b) Reports on Form 8-K. The Company made the following filings on Form 8-K with the SEC during the three months ended June 30, 2004:

•	Current Report on Form 8-K, filed on June 25, 2004, reporting under Item 5 the termination of an equity line of credit between the Company and Dutchess Private Equities Fund, L.P.

•	Current Report on Form 8-K, filed on June 29, 2004, reporting under Item 5 a common stock purchase agreement between the Company and Fusion Capital Fund II, LLC.

     Pursuant to General Instruction B of Form 8-K, any reports previously or in the future furnished under Items 9 and 12 of Form 8-K are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and the Company is not subject to the liabilities of that section. The Company is not incorporating, and will not incorporate, by reference these reports into a filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2004	INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC. (Registrant)
	By:	/s/ George E. Mendenhall
George E. Mendenhall
Chief Executive Officer (principal executive officer)

By:	/s/ Michael P. Bernard
Michael P. Bernard
Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
4.1	Warrant dated June 28, 2004 between the Company and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 4.36 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-117642))

10.1	Integrated Business Systems and Services, Inc. 2001 Stock Incentive Plan, Amended and Restated as of March 18, 2004 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-112517))

10.2	Services Agreement dated January 15, 2004 between the Company and Midnight Auto Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-112517))

10.3	Employment Agreement dated as of March 19, 2004 between the Company and Michael P. Bernard (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-112517))

10.4	Consulting Agreement dated June 29, 2004 between the Company and Fusion Capital Fund II, LLC (incorporated be reference to Exhibit 10.19 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-117642))

10.5	Promissory Note dated January 31, 2003 issued by the Company to Pinebelt, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-117642))

10.6	First Promissory Note dated May 10, 2004 issued by USM Systems, Ltd. to the Company

10.7	Security Agreement dated July 28, 2004 between USM Systems, Ltd. and the Company

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002