Form 10KSB/A
period 2003-12-31
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2004-08-30
CIK 1040863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

AMENDMENT NO. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                        to

Commission File Number: 0-24031

INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

(Name of Small Business Issuer in Its Charter)

South Carolina	57-0910139
(State of Incorporation)	(I.R.S. Employer Identification Co.)

1601 Shop Road, Suite E
Columbia, South Carolina	29201
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: (803) 736-5595

Securities registered under Section 12(b) of the	Name of Exchange of Which Registered:
Exchange Act:	None
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

Transitional Small Business Disclosure Format (Check one): Yes            ; No      X

Documents Incorporated By Reference. Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2004 (the “2004 Proxy Statement”) are incorporated herein by reference.

EXPLANATORY NOTE

     Integrated Business Systems and Services, Inc. (the “Company”) is hereby amending its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 to delete “Part II. Item 8A. Controls and Procedures” in its entirety and substitute a new “Part II. Item 8A. Controls and Procedures” in lieu thereof, as set forth below. This amendment also includes new certifications under Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by George E. Mendenhall, as Chief Executive Officer, and by Michael P. Bernard, as Chief Financial Officer, of the Company, as required by Rule 12b-15 under the Exchange Act for amendments to an Annual Report on Form 10-KSB. Except for the foregoing matters, no other information included in the original Annual Report on Form 10-KSB is amended by this amendment.

PART II.

Item 8A: Controls and Procedures.

     Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer) has concluded, based on his evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls will prevent or detect all errors or fraud should any occur. Any control system and procedures, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control systems and procedures are being met. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that all control issues or instances of error or fraud, if any, are detected.

     Changes in internal controls. There were no changes in the Company’s internal control over financial reporting in the fourth quarter of 2003 or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this Amendment No. 1 to the Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 27, 2004	By:	/s/ George E. Mendenhall

		Name:	George E. Mendenhall
		Title:	Chief Executive Officer and Chairman of the Board

     In accordance with the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Annual Report on Form 10-KSB/A has been signed by the following persons in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ George E. Mendenhall George E. Mendenhall	Chief Executive Officer and Chairman of the Board (principal executive officer, principal financial officer and principal accounting officer)	August 27, 2004

/s/ Stuart E. Massey	Executive Vice President and Director	August 27, 2004

Stuart E. Massey

/s/ Michael P. Bernard	Chief Financial Officer (principal financial officer and principal accounting officer)	August 27, 2004
Michael P. Bernard

/s/ Richard D. Pulford	Director	August 27, 2004

Richard D. Pulford

/s/ Carl Joseph Berger, Jr.	Director	August 27, 2004

Carl Joseph Berger, Jr.

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.