Form 10QSB
period 2004-09-30
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2004-11-15
CIK 1040863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

[  ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes (  ) No

At October 21, 2004, the small business issuer had outstanding 31,754,999 shares of no par value common stock, its only class of common equity.

Transitional Small Business Disclosure Format (check one) (  ) Yes (X) No

Integrated Business Systems and Services, Inc.
Form 10-QSB
Quarter Ended September 30, 2004
Table of Contents

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Information

Integrated Business Systems and Services, Inc.
Condensed Balance Sheets

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
ASSETS:
Current assets:
Cash and cash equivalents	$49,694	$214,925
Accounts receivable, trade, net of allowance	158,075	265,644
Interest receivable	37,481	31,789
Notes receivable	75,000	—
Other prepaid expenses	27,334	726

Total current assets	347,584	513,084
Capitalized software costs, net	13,685	63,172
Property and equipment, net	281,585	377,540
Other assets	50,000	52,000

Total assets	$692,854	$1,005,796

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY:
Current liabilities:
Convertible notes payable, net of discount	$540,147	$496,219
Shareholder advances	401,000	—
Current portion of long-term debt	10,073	8,664
Accounts payable	117,560	104,505
Accrued liabilities:
Accrued compensation and benefits	203,135	334,978
Accrued payroll taxes	7,123	54,022
Accrued professional fees	410,000	79,073
Accrued interest	50,196	30,543
Accrued rent	30,000	67,604
Other	8,532	25,500
Deferred revenue	28,428	10,063

Total current liabilities	1,806,194	1,211,171
Long-term debt, net of current portion	3,186,872	3,193,960

Total liabilities	4,993,066	4,405,131

Shareholders’ deficiency:
Preferred stock, undesignated par value, 10,000,000 shares, none authorized or issued	—	—
Common stock, no par value, 200,000,000 shares authorized, 31,754,999 and 26,880,404 shares outstanding at September 30, 2004 and December 31, 2003, respectively	21,524,779	20,868,000
Notes receivable officers/directors	(131,080)	(131,080)
Accumulated deficit	(25,693,911)	(24,136,255)

Total shareholders’ deficiency	(4,300,212)	(3,399,335)

Total liabilities and shareholders’ deficiency	$692,854	$1,005,796

The accompanying notes are an integral part of these condensed financial statements.

Integrated Business Systems and Services, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues
Services	$337,754	$806,491	$1,447,739	$2,338,592
Licenses	—	48,438	16,000	48,438
Maintenance and support	28,428	47,902	85,283	64,953
Hardware sales	25,402	—	106,081	25,025

Total revenues	391,584	902,831	1,655,103	2,477,008
Cost of revenues	253,393	324,185	812,704	874,002

Gross profit	138,191	578,646	842,399	1,603,006

Operating expenses
General and administrative	438,485	298,691	1,213,184	1,216,139
Sales and marketing	182,824	81,794	616,645	266,228
Research and development costs	140,710	17,958	447,470	119,575

Total operating costs	762,019	398,443	2,277,299	1,601,942

Income (loss) from operations	(623,828)	180,203	(1,434,900)	1,064

Other income (loss and expenses)
Loss on disposal of equipment	—	—	—	(15,501)
Other income (expenses)	4,767	32,845	(5,731)	49,210
Interest expense	(38,398)	(189,891)	(117,025)	(590,334)

Total other expenses	(33,631)	(157,046)	(122,756)	(556,625)

Net income (loss)	$(657,459)	$23,157	$(1,557,656)	$(555,561)

Net (loss) per share
Basic and diluted	$(0.02)	$0.00	$(0.05)	$(0.02)
Diluted weighted average shares outstanding	31,555,204	22,382,100	29,318,504	22,305,095

The accompanying notes are an integral part of these condensed financial statements.

Integrated Business Systems and Services, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2004	2003
Operating activities
Net loss	$(1,557,656)	$(555,561)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	105,359	109,856
Amortization of software costs	49,488	133,591
Non-cash interest expense	84,340	229,725
Issuance of stock in payment of accounts payable and accrued liabilities	106,290	13,254
Loss on disposition of fixed assets	—	15,500
Provision for uncollectible accounts receivable	119,020	—
Non-cash compensation	—	168,790
Changes in operating assets and liabilities:
Accounts receivable	(11,451)	34,946
Interest receivable	(5,692)	(3,967)
Prepaid expenses and other assets	6,367	24,037
Accounts payable	32,171	(69,898)
Accrued expenses	(77,105)	228,704
Deferred revenue	18,365	(56,240)

Cash provided by (used in) operating activities	(1,130,504)	272,737

Investing activities
Purchases of property and equipment	(9,405)	(138,904)
Notes receivables	(75,000)	—
Related party receivables, net	—	5,000

Cash used in investing activities	(84,405)	(133,904)

Financing activities
Payments on notes payable and long-term debt	(77,066)	(182,417)
Shareholder advances	401,000	—
Proceeds from issuance of long-term debt	—	134,363
Proceeds from issuance of common stock	725,000	—
Proceeds from exercise of common stock options and warrants	744	756

Cash provided by (used in) financing activities	1,049,678	(47,298)

Net increase (decrease) in cash	(165,231)	91,535
Cash and cash equivalents at beginning of period	214,925	55,874

Cash and cash equivalents at end of period	$49,694	$147,409

The accompanying notes are an integral part of these condensed financial statements.

Integrated Business Systems and Services, Inc.
Notes To Consolidated Condensed Financial Statements
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, please refer to the audited financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2003, as amended, as filed with the Commission.

     In 2003, the condensed financial statements included the accounts of Integrated Business Systems and Services, Inc. and its majority-owned subsidiary, Synamco, LLC. Synamco, LLC was liquidated effective December 31, 2003.

2. Going Concern

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had a working capital deficiency and an accumulated deficit of approximately $1,458,610 and $25,693,911, respectively, at September 30, 2004. In addition, the Company has experienced a significant decline in revenues from its largest customer without a corresponding increase in revenues from other sources. Without an increase in revenues from all sources or an additional capital infusion, or both, the Company will not be able to meet its current and future financial obligations.

     Ultimately, IBSS’ viability as a going concern is dependent upon its ability to generate positive cash flows from operations, maintain adequate working capital and obtain satisfactory long-term financing. However, there can be no assurance that the Company will be able to generate additional revenues, profits or capital in sufficient amounts or within the time frame necessary to survive the current downturn in operating results. In that event, the Company may be forced to discontinue its operations.

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

     Investor Debt and Other Payables. On October 1, 2003, IBSS restructured substantially all of its short-term investor debt. Under the restructured debt instruments, approximately 90% of the principal balance is not payable until the fourth quarter of 2006. In addition, during the third quarter of 2004, the Company received advances from certain of its existing shareholders of $401,000 in the aggregate for short-term working capital purposes. Although definitive terms for repayment have yet to be agreed upon, it is expected that the Company will repay these advances using the proceeds from future financings, if and when such financings occur. These advances remain outstanding at September 30, 2004 and are classified in the accompanying financial statements as current liabilities. The Company is not paying or accruing any interest on the outstanding balance of these advances. Further, the Company received an additional advance of $250,000 on October 28, 2004.

     In the months since the issuance of IBSS’ currently outstanding convertible debt, holders of a portion of this debt have converted the principal and accrued interest on all or a portion of their debt into common stock. Although these conversions have reduced IBSS’ principal and interest obligations, IBSS is currently faced with principal and interest obligations on the remaining convertible debt that it will not be able to satisfy from currently projected cash flows from operations. In this regard, the holder of a senior secured note with $509,600 of principal and accrued interest outstanding as of September 30, 2004 (the “Note”) representing the largest portion of the remainder of this debt, recently sent a letter to the Company appearing to demand payment in full on the Note. After further discussions with the holder regarding the Note and the letter, the Company confirmed to its satisfaction, on November 10, 2004, that the holder intended to demand payment in full of both outstanding principal and accrued interest. According to its terms, this Note became due and payable in full on January 1, 2003. Under the terms of the Note, nonpayment of principal and interest constitutes an Event of Default that entitles the holder thereof to demand payment in full in his discretion. The Company has not made, and cannot make, any such payment at this time. The Company is currently investigating the circumstances surrounding the execution and approval of the Note and disputes the amount it may owe under the Note. While the Company hopes to negotiate a settlement to this demand that will be mutually acceptable to both parties, no assurance can be given that the Company will be successful in this endeavor.

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

     Had compensation cost for options granted under the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the Company’s net income and earnings per share would have changed to the pro forma amounts listed below:

	Nine Months Ended September 30,
	2004	2003
Net loss:
As reported	$(1,557,656)	$(555,561)
Add: stock-based compensation expense included in reported net income	—	168,790
Deduct: stock based compensation expense determined under the fair value based method for all awards	(139,943)	(240,464)

Pro forma net loss	$(1,697,599)	$(627,235)

Net loss per common share:
As reported:
Basic and diluted	$(0.05)	$(0.02)
Pro forma:
Basic and diluted	$(0.06)	$(0.03)

     The pro forma disclosures required by SFAS 123 regarding net loss and net loss per share are stated as if the Company had accounted for stock options using fair values. Compensation expense is recognized on a straight-line basis over the vesting period of each option installment. Using the Black-Scholes option-pricing model, the fair value at the date of grant for these options was estimated using the following assumptions:

	Nine Months Ended September 30,
	2004	2003
Dividend yield	—	—
Expected volatility	129%	122-141%
Risk-free rate of return	3.02-3.38%	2.61-6.04%
Expected option life, years	5	5

     No options were granted under the Option Plans during the three months ended September 30, 2004. The weighted average fair value for options granted under the Option Plans during the three months ended September 30, 2003 was $0.20.

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

     IBSS’ proprietary Synapse™ technology enables better security because it is not susceptible to the same hacker activities related to viruses which currently plague today’s commodity technologies. In addition to a new level of control and security, IBSS, by owning and controlling its own technology with which it creates on-line applications, can offer its customers a flexible business relationship that can entertain custom extensions, unique licensing arrangements and certain exclusivities in a customer’s vertical market. This value proposition enables IBSS to respond to a customer’s unique set of needs and allows IBSS to work with the customer to rapidly produce solutions specific to those needs.

     The Company’s key asset, Synapse™, is a platform and framework for dynamic, distributed, real-time software applications. With Synapse™, IBSS creates customer specific solutions quickly and easily without the need to rely on any other vendors’ technologies, thus lowering the risks and costs of providing these solutions and eliminating dependence on third-party software technology components or licensing to support development, integration and deployment of these solutions. Because IBSS does not have to rely on vendors like Microsoft, Oracle, IBM, or others for the development architecture and framework, or pay run-time license fees for deployment of its applications, the Company has a competitive advantage in the market place by virtue of increased business leverage and control, added financial independence and licensing and pricing flexibility.

     IBSS will continue to invest in research and development of its Synapse™ technology and the associated Synapse™ project management methodology. The objective is to create ever increasing efficiency, effectiveness and ease of use for the benefit of internal IBSS productivity, competitive advantage, and flexibility for our customers and partners.

     We continue to devote substantial effort to developing our business plan, enhancing our management team and Board of Directors, and focusing our growth and marketing plan. For the near-term, the Company’s marketing of its Synapse™ products is aimed primarily at wireless mobile computing applications (radio frequency terminals, PDA’s, wearable computers, laptops, Pocket PCs and tablet computers) and automatic-radio frequency identification, electronic tagging, bar-code data collection, and other on-line real time machine-to-machine (“M2M”) applications in manufacturing, healthcare, government, distribution and other vertical markets. The move of businesses to Radio Frequency Identification (“RFID”) is being facilitated by widespread adoption of electronic product codes that permits tagged objects to be tracked via the Internet. Synapse™ is able to track, analyze and share information on the movement of e-tagged objects across multiple locations, technologies, computer operating systems and networks, giving managers total visibility and the knowledge to more efficiently reach their objectives.

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

     We will also consider opportunities for joint ventures, strategic partnerships, and acquisitions to better leverage our existing market base and expand and improve the capabilities of our current software architecture. For example, IBSS has entered into a strategic partnership with Xybernaut Corporation, a leader in the wearable computer industry. Using Synapse™ in combination with Xybernaut hardware and software solutions, both companies and their value-added resellers can offer unique bundled solutions for tracking, analyzing and sharing information about the movement of RFID e-tagged objects across multiple locations, technologies, computer operating systems and networks. IBSS also has entered into a technology partner/reseller agreement with Midnight Auto, Inc., parent company and franchisor of All Night Auto® full-service automotive repair and maintenance shops. That company is building a national service franchise system involving many parts suppliers operating on a wide range of unique and proprietary software platforms. Midnight Auto, Inc. also needed to flow real-time information to and from its franchisees — concerning inventory, deliveries, billing and training. Midnight Auto, Inc. is both using our technology and services, and preparing to deploy the resulting solution to its supply chain. However, there can be no assurance that these or other joint ventures, strategic partnerships or acquisitions, if any, will generate revenue or be profitable for the Company. As described below, the Company has experienced a substantial reduction in revenues from its largest customer during the three and nine months ended September 30, 2004 without a corresponding increase in revenue from other customers. Although management is hopeful that revenue will increase in the near term, there can be no assurance of any such increases. Furthermore, expenses have increased significantly for the same three-month and nine-month periods. As a result, the Company has incurred substantial losses and negative cash flow. Management believes that its business plan will reverse these negative results and trends. Our business plan includes various strategies for increasing revenue from a broader group of current and prospective clients, as well as raising capital through the sale of debt and equity securities. However, there can be no assurance that the Company will be able to generate additional revenues, profits or capital in sufficient amounts or within the time frame necessary to survive the current downturn in operating results. In that event, the Company may be forced to discontinue its operations.

     In addition, IBSS is the maker of a senior secured note with $509,600 of principal and accrued interest outstanding as of September 30, 2004 (the “Note”). The holder of the Note recently sent a letter to the Company appearing to demand payment in full on the Note. After further discussions with the holder regarding the Note and the letter, the Company confirmed to its satisfaction, on November 10, 2004, that the holder intended to demand payment in full of both outstanding principal and accrued interest. According to its terms, this Note became due and payable in full on January 1, 2003. Under the terms of the Note, nonpayment of principal and interest constitutes an Event of Default that entitles the holder thereof to demand payment in full in his discretion. The Company has not made, and cannot make, any such payment at this time. The Company is currently investigating the circumstances surrounding the execution and approval of the Note and disputes the amount it may owe under the Note. While the Company hopes to negotiate a settlement to this demand that will be mutually acceptable to both parties, no assurance can be given that the Company will be successful in this endeavor.

     In the event that it is determined, by a court or otherwise, that the Company owes payment in full to the holder, management expects that the Company will be unable the pay such amount. Because the Note is secured by substantially all of the assets of the Company, the Note holder also would have the right to seek to foreclose his security interests and liens on the Company’s assets. In such event, if we are unable to reach a payment arrangement satisfactory to the holder or seek debt relief under federal bankruptcy laws, we believe that the

Company’s assets would be sold and that the proceeds from such sale would not be sufficient to satisfy the liens of our secured creditors. This would leave no funds for the payment of any of our unsecured obligations to third parties, including judgment creditors that might arise. In addition, this would leave no funds or assets available for distribution to our shareholders.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     Revenues. Our total operating revenues decreased by $511,247 (or approximately 57%) to $391,584 in the three months ended September 30, 2004, from $902,831 in the comparable prior year period. This decrease was primarily attributable to decreased service revenue due to a reduction in project related activities, continued marketing efforts by production staff related to the development of new customer relationships and non-billable time devoted to the continued development of the Company’s Synapse™ suite of products. The Company continues to experience what it believes to be a temporary decline in revenues from its largest customer without a corresponding increase in revenues from other sources. While the Company is hopeful that revenues from its largest customer, as well as new sources, will increase over the near term, there can be no assurances that such increases will occur. Without a material increase in revenue or an additional capital infusion, or both, the Company will not be able to meet its current and future financial obligations.

     Cost of Revenues. Our total cost of revenues decreased $70,792 (or approximately 22%) to $253,393 in the three months ended September 30, 2004, from $324,185 in the comparable prior year period. This change relative to the change in period-to-period revenues is primarily attributable to maintaining staffing at minimum levels sufficient to adequately service existing customer relationships.

     Gross Profit and Margins. Our gross profit decreased $440,455 (or approximately 76%) to $138,191 in the three months ended September 30, 2004, from $578,646 in the comparable prior year period. We experienced a corresponding gross margin decrease to approximately 35% for the three months ended September 30, 2004 from approximately 64% for the comparable prior year period. This decrease was attributable to the reduction in service revenues in the third quarter of 2004 while maintaining staff at minimum levels.

     General and Administrative Expenses. Our general and administrative expenses increased $139,794 (or approximately 47%) to $438,485 in the three months ended September 30, 2004, from $298,691 in the comparable prior year period. This increase is primarily attributable to the provision for uncollectible customer accounts receivable established in the third quarter. This reserve relates to previous billings in connection with new customer relationships. As a percentage of our total quarterly revenues, general and administrative expenses in the third quarter of this year increased to approximately 112% from approximately 33% in the comparable quarter of last year. The increase for the third quarter of this year was primarily attributable to the provision for uncollectible accounts receivables as well as the decline in the Company’s overall revenues for the quarter.

     Sales and Marketing Expenses. Our sales and marketing expenses increased $101,030 (or approximately 124%) to $182,824 in the three months ended September 30, 2004, from $81,794 in the comparable prior year period. As a percentage of our total quarterly revenues, sales and marketing expenses in the third quarter of this year increased to approximately 47% from approximately 9% for the comparable prior year period. This increase reflects our continued investment in our focused growth strategy.

     Research and Development Expenses. Our research and development expenses increased $122,752 (or approximately 684%) to $140,710 in the three months ended September 30, 2004, from $17,958 in the comparable prior year period. As a percentage of our total quarterly revenues, research and development expenses in the third quarter of 2004 increased to 36% from 2% in the comparable prior year quarter. The increase for the third quarter of this year was primarily attributable to the relatively larger allocation of human resources in the third quarter of this year to continuing the development of our Synapse™ suite of products.

     Non-Operating Items. Other expenses decreased $123,415 (or approximately 79%) to $33,631 in the three months ended September 30, 2004, from $157,046 in the comparable prior year period. The largest expense in this category is interest expense. Interest expense decreased $151,493 (or approximately 80%) to $38,398 in the three months ended September 30, 2004 as compared to $189,891 in the comparable prior year period. This decrease was primarily attributable to certain note holders agreeing to discontinue the receipt of interest on their notes beginning in the fourth quarter of 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     Revenues. Our total operating revenues decreased by $821,905 (or approximately 33%) to $1,655,103 in the nine months ended September 30, 2004, from $2,477,008 in the comparable prior year period. This decrease was primarily attributable to decreased service revenues due to a reduction in project related activities, continued marketing efforts by production staff related to the development of new customer relationships and non-billable time devoted to the continued development of the Company’s Synapse™ suite of products. The Company continues to experience what it believes to be a temporary decline in revenues from its largest customer without a corresponding increase in revenues from other sources. While the Company is hopeful that revenues from this customer as well as new sources will increase over the near term, without this increase or an additional capital infusion, or both, the Company will not be able to meet its current and future financial obligations.

     Cost of Revenues. Our total cost of revenues decreased $61,298 (or approximately 7%) to $812,704 in the nine months ended September 30, 2004, from $874,002 in the comparable prior year period. This change relative to the change in period-to-period revenues is primarily attributable to maintaining staffing at minimum levels sufficient to adequately service existing customer relationships.

     Gross Profit and Margins. Our gross profit decreased $760,607 (or approximately 47%) to $842,399 in the nine months ended September 30, 2004, from $1,603,006 in the comparable prior year period. We experienced a corresponding gross margin decrease to approximately 51% for the nine months ended September 30, 2004 from approximately 65% for the comparable prior year period. This decrease was primarily attributable to the decrease in overall revenues for the period while maintaining staff at minimum levels sufficient to service existing customer relationships.

     General and Administrative Expenses. Our general and administrative expenses decreased $2,955 (or less than 1%) to $1,213,184 in the nine months ended September 30, 2004, from $1,216,139 in the comparable prior year period. This decrease was primarily attributable to the Company’s cost control program initiated during last year mostly offset by additional professional fees incurred in connection with several filings with the Securities and Exchange Commission, as well as the provision for uncollectible customer accounts receivable established in the third quarter. This reserve relates to previous billings in connection with new customer relationships. As a percentage of our total revenues, general and administrative expenses in the first nine months of this year increased to approximately 73% from approximately 49% for the comparable prior year period. The increase was primarily attributable to a reduction of the Company’s overall revenues for the period.

     Sales and Marketing Expenses. Our sales and marketing expenses increased $350,417 (or approximately 132%) to $616,645 in the nine months ended September 30, 2004, from $266,228 in the comparable prior year period. As a percentage of our total revenues, sales and marketing expenses for the first nine months of this year increased to approximately 37% from approximately 11% in the comparable prior year period. Sales and marketing expenses increased primarily as a result of a significant increase in the Company’s sales team and selling activities in developing new vertical markets and customer relationships.

     Research and Development Expenses. Our research and development expenses increased $327,895 (or approximately 274%) to $447,470 in the nine months ended September 30, 2004, from $119,575 in the comparable prior year period. As a percentage of our total revenues, research and development expenses in the first nine months of this year increased to approximately 27% from approximately 5% for the comparable prior year period. This increase was primarily attributable to an increase in the Company’s research and development staff and continued development of the Company’s Synapse™ suite of products.

     Non-Operating Items. Other expenses decreased $433,869 (or approximately 78%) to $122,756 in the nine months ended September 30, 2004, from $556,625 in the comparable prior year period, primarily as a consequence of a decrease in interest expense. The largest expense in this category is interest expense. Interest expense decreased $473,309 (or approximately 80%) to $117,025 in the nine months ended September 30, 2004 as compared to $590,334 in the comparable prior year period. This decrease was primarily attributable to certain note holders agreeing to discontinue the receipt of interest on their notes beginning in the fourth quarter of 2003.

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

     On October 1, 2003, the Company restructured substantially all of its short-term investor debt. Under the restructured debt instruments, approximately 90% of the principal balance is not payable until the fourth quarter of 2006. Also during 2003, there continued to be some conversion and satisfaction of our existing debt and the major portion (86%) of this debt was renegotiated on October 1, 2003 and the notes representing this portion of the debt were converted to non-interest bearing and non-convertible notes and extended to December 31, 2006. Thirteen percent (13%) of the debt became short-term debt on January 1, 2004. The holder of the largest portion of this short-term debt, amounting to $509,600 of principal and accrued interest outstanding as of September 30, 2004 (the “Note”), recently sent a letter to the Company appearing to demand payment in full on the Note. After further discussions with the holder regarding the Note and the letter, the Company confirmed to its satisfaction, on November 10, 2004, that the holder intended to demand payment in full of both outstanding principal and accrued interest. According to its terms, this Note became due and payable in full on January 1, 2003. Under the terms of the Note, nonpayment of principal and interest constitutes an Event of Default that entitles the holder thereof to demand payment in full in his discretion. The Company has not made, and cannot make, any such payment at this time. The Company is currently investigating the circumstances surrounding the execution and approval of the Note and disputes the amount it may owe under the Note. While the Company hopes to negotiate a settlement to this demand that will be mutually acceptable to both parties, no assurance can be given that the Company will be successful in this endeavor. During the fourth quarter of 2003, the Company raised an additional $230,000 in working capital from other private investors through the sale to such investors of 900,000 shares of common stock and 450,000 common stock warrants with an exercise price of $0.40 per share. These sales to private investors continued into the first and second quarters of 2004, during which time the Company raised an additional $455,000 in working capital through the sale of 2,275,000 shares of Common Stock and 1,137,500 Common Stock warrants with an exercise price of $0.40 and a term of five years.

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

     During the first quarter of 2004, the Company secured an agreement with two current investors who had a significant number of the Company’s outstanding common stock warrants that could be exercised in 2004 to delay their right to exercise such warrants until 2005. This was accomplished through the issuance of an additional 2,000,000 cashless common stock warrants (1,000,000 for each investor) that expire in three years from the date of grant.

     During the second quarter of 2004, the Company advanced $75,000 to a company involved with the development of a patented directional RFID tag tracking and reporting process. These advances are evidenced by promissory notes that are collateralized by exclusive rights to certain patents, bear interest at the prime rate plus 2% and are due to be repaid no later than May 31, 2005. The Company believes that this investment is an important element of its growth strategy in the area of RFID systems and wireless applications

     On June 28, 2004, the Company entered into a common stock purchase agreement with Fusion Capital pursuant to which we sold 1,250,000 shares of Common Stock and 937,500 Common Stock purchase warrants for $250,000 and Fusion Capital agreed to purchase up to an additional $6,000,000 over a 24-month period. An additional 560,710 shares of Common Stock were issued in connection with this agreement as an inducement to enter into this commitment. We estimate that the maximum number of shares we will sell to Fusion Capital under the common stock purchase agreement, in addition to the shares already issued, will be 15,000,000 shares assuming Fusion Capital purchases all $6,000,000 of Common Stock. We have the right to control the amount and timing of sales of our Common Stock to Fusion Capital under the common stock purchase agreement. However, under the terms of the common stock purchase agreement, Fusion Capital does not have the right or the obligation to purchase shares of our Common Stock in the event that the price of our Common Stock is less than $0.20. The closing price of our Common Stock on November 10, 2004 was $0.08. Therefore, the Company cannot currently sell its Common Stock to Fusion Capital pursuant to the common stock purchase agreement. There can be no assurance as to when, or if, the price of our Common Stock will exceed $0.20 in the future.

     During the third quarter of 2004, the Company received advances from certain of its existing shareholders of $401,000 in the aggregate for short-term working capital purposes. Although definitive terms for repayment have yet to be agreed upon, it is expected that the Company will repay these advances using the proceeds from future financings, if and when such financings occur. These advances remain outstanding at September 30, 2004 and the Company is not currently paying or accruing any interest related to these balances. Further, the Company received an additional advance of $250,000 on October 28, 2004.

     With respect to our trade accounts payable, where permitted under securities laws, we have satisfied and expect to continue to satisfy certain of our unsecured obligations to third parties through restricted stock grants.

     Need for Additional Liquidity. At September 30, 2004, we had a working capital deficit of $1,458,610. The independent accountant’s report for the year ended December 31, 2003 includes an explanatory paragraph to their audit opinion stating that our 2003 net loss, accumulated deficit and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We incurred an operating cash flow deficit of $1,130,504 for the nine months ended September 30, 2004. The Company has experienced what it believes to be a temporary decline in revenues from its largest customer without a corresponding increase in revenues from other sources. We do not currently have sufficient financial resources to fund our operations. While the Company expects that revenues from this customer as well as new sources will increase over the near term, there can be no assurance that such increases will occur. Without this increase or an additional capital infusion, or both, the Company will not be able to meet its current and future financial obligations.

     We will seek to raise additional funds from the private placement of additional debt, equity or equity-linked securities. Because of several factors, including the operating, market and industry risks associated with an investment in our common stock; the inclusion of a going concern paragraph in our annual report; the fact that our common stock is traded on the OTCBB; the continued weakness in the capital markets in general and the technology sectors in particular; and the other factors described in Exhibit 99.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2003, as amended, we may experience difficulty in obtaining additional financing until our operating results or overall market conditions reflect sustained improvement. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, operating results, financial condition and prospects, which may include the discontinuance of operations.

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

     Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its clients and generally does not require collateral. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible are included in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management has established a reserve for uncollectible accounts amounting to $119,020 for the period ending September 30, 2004. This reserve reflects management’s best assessment as to the collectibility of amounts previously billed for services performed in connection with new customer relationships. One of these relationships has been terminated and another continues with the expectation that there are future revenue opportunities exceeding the established reserves. While management believes all accounts receivable, net of established reserves, are fully collectable as of September 30, 2004, actual write-offs may occur on the outstanding accounts receivable balances that exceed current estimates.

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

Item 3. Controls and Procedures

     The Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer and principal accounting officer), respectively, have concluded, based on their evaluation as of September 30, 2004, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     There were no changes in the Company’s internal control over financial reporting in the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

     As previously reported, the Company currently is in default on the payment of principal and interest in the aggregate amount of $530,559 under certain notes issued in 2001. The holder of a senior secured note with $509,600 of principal and accrued interest outstanding as of September 30, 2004 (the “Note”) included in such amount recently sent a letter to the Company appearing to demand payment in full on the Note. After further discussions with the holder regarding the Note and the letter, the Company confirmed to its satisfaction, on November 10, 2004, that the holder intended to demand payment in full of both outstanding principal and accrued interest. According to its terms, this Note became due and payable in full on January 1, 2003. Under the terms of the Note, nonpayment of principal and interest constitutes an Event of Default that entitles the holder thereof to demand payment in full in his discretion. The Company has not made, and cannot make, any such payment at this time. The Company is currently investigating the circumstances surrounding the execution and approval of the Note and disputes the amount it may owe under the Note. While the Company hopes to negotiate a settlement to this demand that will be mutually acceptable to both parties, no assurance can be given that the Company will be successful in this endeavor.

Item 6. Exhibits

     (a) Exhibits. Please refer to the Exhibit Index that follows the “Signatures” page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2004	INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
(Registrant)

	By:	/s/ George E. Mendenhall

George E. Mendenhall
Chief Executive Officer
(principal executive officer)

	By:	/s/ Michael P. Bernard

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