Form 10KSB
period 2004-12-31
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2005-04-15
CIK 1040863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to

     Commission File Number: 0-24031

INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.

(Name of Small Business Issuer in Its Charter)

South Carolina	57-0910139
(State of Incorporation)	(IRS Employer Identification No.)

1601 Shop Road, Suite E	29201
Columbia, South Carolina	(Zip Code)
(Address of Principal Executive Offices)

Issuer’s Telephone Number: (803) 736-5595

Securities registered under Section 12(b) of the	Name of Each Exchange on Which Registered:
Exchange Act:	None
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

The issuer’s revenues for the year ended December 31, 2004, the issuer’s most recent fiscal year, were $2,028,055.

The aggregate market value of voting and non-voting common stock held by non-affiliates of the issuer on February 28, 2005 was approximately $3,456,000. This value was calculated by excluding all shares held by officers, directors and controlling stockholders of issuer without conceding that all such persons are “affiliates” of the issuer for purposes of the federal securities laws.

The number of shares outstanding of the issuer’s common stock, no par value, on February 28, 2005 was 32,510,400.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

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

     We file our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, proxy statements, Current Reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act with the Securities and Exchange Commission (“Commission” or “SEC”). These reports are available as soon as reasonably practicable after we electronically file such materials with the Commission. The reports are also available in print to any shareholder who requests them by contacting our corporate secretary at the address above for the Company’s principal executive offices.

PART I

Item 1. Description of Business

     General Overview

     Incorporated in 1990 in Columbia, South Carolina, Integrated Business Systems and Services, Inc. (IBSS) originated as a systems integrator for Automatic Data Collection (ADC) systems used in manufacturing and for specialty on-line transaction processing in the credit card industry. IBSS has used its core technology, Synapse™, its experience, along with its proven methodology, to develop, market and sell custom solutions for a variety of customer-specific needs in a number of vertical markets.

     IBSS’ ability to respond to a customer’s unique set of needs and to rapidly produce solutions specific to those needs is the company’s primary advantage. This advantage would not have been possible if it were not for the Company’s key asset, — Synapse™, a development and deployment platform optimized for dynamic, distributed, real-time software applications capable of processing millions of sub-second transactions.

     With Synapse™, IBSS creates customer specific solutions quickly and easily without the need to rely on any other vendors’ technologies, thus dramatically lowering the risks and costs of providing these solutions and eliminating dependence on third-party software technology components or licensing to support development, integration and deployment of these solutions.

     The fact that IBSS does not have to rely on vendors like Microsoft, Oracle, IBM, or others for the development architecture and framework, or pay run-time license fees for deployment of its applications, gives IBSS a unique advantage in the marketplace by virtue of increased business leverage and control, added financial security and licensing and pricing flexibility.

     Over the years, Synapse™ has matured and broadened, gaining refinements and extensions that make it, now more than ever, very comprehensive with broad application for the development and deployment of integrated enterprise wireless computing and Radio Frequency Identification (RFID) solutions, as well as many other transaction-centric applications.

     The management of IBSS intends to exploit the Synapse™ technology platform and to concentrate the efforts of the Company on packaging the technology as a development and deployment product as well as continue to package certain application products based upon the Synapse™ engine for cross-vertical opportunities marketed through both direct and indirect marketing channels.

     Synapse™ provides a framework and methodology for creating, implementing and managing a wide variety of real-time enterprise applications, quickly and efficiently, across multiple locations (such as headquarters and field offices). This flexible, connectable IBSS software platform is especially valuable when automating transaction oriented business processes. The Synapse™ platform combined with IBSS’ methodology greatly simplifies the creation of new applications, the integration of disparate systems and the incorporation of emerging technologies, like wireless and auto-ID, where a lack of standards or protocols and the constant introduction of new devices are the norm. Synapse™ delivers advantages in time and cost savings in the development, deployment and on-going management of customized applications. IBSS continues to enhance the product, most recently introducing Synapse Composer™, a powerful, simplified management tool, and Synapse Thin Web™, a powerful, high performance thin client which can be configured from within Synapse™.

     For now, the Company’s Synapse™ marketing is primarily aimed at wireless mobile computing applications (RF terminals, PDAs, wearable computers, laptops, Pocket PCs and tablet computers) and automatic-identification technologies (RFID electronic tagging, bar-code data collection, and other on-line real time machine-to-machine (M2M) applications). The move to RFID is being facilitated by widespread adoption of Electronic Product Codes (EPC) that permits tagged objects to be tracked via the Internet.

     While IBSS markets its products and services to a wide variety of companies and industries, it is currently dependent on key relationships with two primary customers that represent approximately 95% of fiscal 2004 revenues.

     The Synapse™Technology

     Synapse™ is designed to be the glue in heterogeneous environments, easily interacting with and extending disparate and best-of-breed applications and operating environments, database management systems, and legacy applications. The Company believes that one of the greatest challenges for information technology (“IT”) organizations is the fact that today’s technologies do not adequately address the complexity inherent in aggregating applications from distributed systems, networks, and devices. Synapse™ is designed to provide a complete integrated development and implementation platform that reacts in business process terms, not procedural language-based programmer terms – an environment capable of defining and maintaining the entire enterprise’s topology. Synapse™ is designed to extend the functionality of legacy systems, integrate rapidly, and extend business functionality, allowing the customer to quickly embrace and deploy new standards as they emerge without starting over or re-creating applications.

     Synapse™ Advantages

     Synapse™-based applications offer many advantages to organizations in monitoring, maintaining and integrating their business systems, applications and processes, both internally and with their external electronic relationships.

     • Incrementally Deployed – Synapse™’s incremental deployment feature allows for the solving of point specific solutions now, while providing for easy expansion later, over time. This lets the user quickly solve problems today and facilitates additional enhancements in a rapidly changing environment. Application deployment can be planned and executed in manageable increments. This allows real cost savings and productivity enhancements to begin accruing to the benefit of the customer much more quickly than is possible with the traditional database model.

     • Completely Self-Contained – By being fully self-contained, Synapse™ enables organizations to describe any distributed application without the use of other third-party supporting software. In addition, no third-party programming tool is needed to modify or extend Synapse™ functionality in order to deliver the desired application.

     • Real-Time Distributed – With its real-time and naturally distributed architecture, Synapse™ is designed to allow any business to instantaneously update its entire system through any Synapse™ node on the enterprise network, thereby eliminating an organization’s reliance on a central critical server, while maintaining efficient management of applications among systems. It is also designed to take advantage of an organization’s existing investments in information technologies by working with and connecting to multiple financial, human resource and enterprise resource planning systems. As a result, application development is greatly simplified, and businesses can extend the life and functionality of their existing applications.

     Existing Synapse™ Licensed Offerings

     Our objective is to become the nation’s vendor-of-choice among businesses seeking the most advanced and cost-effective tracking and integration solutions. We are currently focusing the marketing of our Synapse™-based offerings through the following four modules:

     SynTrack™

     The Company recently announced (January 4, 2005) the immediate availability of its new intelligent tracking application product, SynTrack™. Enabled by Synapse™, SynTrack™ is initially bundled to aid the healthcare industry in reducing costs and improving patient care by intelligently tracking personnel and assets. SynTrack™ uses RFID technology to efficiently manage hospital staff and equipment, and enables healthcare professionals to benefit from improved asset management.

     In addition to being a powerful asset tracking application, SynTrack™ is also a multi-technology framework which allows most ADC technology to be defined and integrated into its functionality. IBSS will continue to select RFID and wireless technology partners and announce the addition of pre-configuration for their products to SynTrack™. Today, customers purchasing SynTrack™ may avail themselves of the IBSS integration services to configure support for new interfaces and devices. Based upon those experiences, IBSS will add pre-configured support for new technologies to subsequent releases of SynTrack™.

     Synapse Composer™

     Sold as a bundle with IBSS integration services that utilize Synapse™ project methodology, the Synapse Composer™ integrated development environment provides a complete framework for the efficient creation, execution, integration and management of wireless on-line transaction processing applications. It handles all of an organization’s wireless and automatic identification software needs within a single productive framework.

     Synapse Composer™ is a next generation software application development tool that enables the developer to see all of the functional components of the customer’s software applications — spanning browser, web server, application server, database server, and integration with other systems — in a single view. Armed with this unified view of the customer’s entire system, the customer can create, troubleshoot and modify every dimension of its software applications, all in real time, and all while the customer’s systems are up and running.

     Synapse Enterprise Application Server™

     The operating environment supporting every Synapse™ application, the Synapse Enterprise Application Server™ provides a complete runtime framework for the efficient execution, integration and management of on-line transaction processing applications. It is capable of supporting all of an organization’s wireless, mobile data, tracking and automatic identification software functions within one productive framework, assuring maximum efficiency in the deployment and management of dynamic, distributed applications.

     Synapse for Manufacturing™

     Synapse for Manufacturing™ (configurable execution management and data collection) bundles the integration capability of the Synapse™ architecture with application modules capable of fully automating the manufacturing plant. Synapse for Manufacturing™ , first released in September 2000, is a powerful manufacturing execution management system (“MES”) that enables the sharing of real-time information with the manufacturing plant, the manufacturer’s customers, the supply chain and the manufacturer’s corporate headquarters. This system enables on-line process management for manufacturing shop floor environments, leveraging Synapse™ to maximize the flexibility, maintainability and efficiency of our customers’ systems. The product is designed so that a manufacturing or industrial analyst can configure the unique processes and process requirements of a manufacturing facility without the typical costs and development time associated with the application programming required of competing MES applications.

     Based upon a “bill of operations” concept, Synapse for Manufacturing™ can be configured to provide detailed shop floor process management for any specific manufacturing facility, in many cases without requiring the customer to modify existing manufacturing shop floor methodologies or procedures. As a result, customers are able to achieve a return on their IT investment more quickly than by using other MES systems. Other MES applications are based on current application development tools to achieve “configurable” shop floor applications specific to individual manufacturing industries such as electronics, food processing or pharmaceuticals. Synapse for Manufacturing™ is designed to allow a manufacturing industrial analyst to configure MES applications for any manufacturing industry, effectively eliminating the need to also involve traditional computer programmers for custom software development.

     Synapse™-based Partner OEM Offerings

     PDS Express

     PDS Express, developed through a joint endeavor with Prospect Airport Services, Inc., one of the nation’s leading providers of contracted services to major airlines, utilizes a variety of rugged wireless hand-held mobile devices and provides seamless real-time integration with airline reservation systems. Powered by Synapse™, PDS Express provides Prospect’s Passenger Service Attendants, supervisors and dispatchers with the accurate, time-sensitive dispatch and on-line flight information necessary to electronically log passenger pick-up and delivery, along with real-time access and connectivity with Prospect’s on-site operations center.

     Customer Support

     Customer support is provided for all of our customers who have subscribed to IBSS maintenance support. IBSS customer support is staffed by experienced IBSS professionals focused on resolving problems and assuring that our customers are satisfied. Our Customer Support Center is available 24 hours a day, 7 days a week.

     Consulting Services and the Synapse™ Methodology

     IBSS offers a variety of consulting services to our customers and to third-party integrators, including implementation assistance, project planning, process design, and system configuration and implementation. IBSS professionals can provide these services directly, offering the customer a full range of business process re-engineering, customization, implementation, project management, and on-going support services.

     Synapse™ Methodology Overview – Services and Deliverables

     IBSS has developed an optimized methodology for applying Synapse™. The Synapse™ methodology emphasizes rapid prototyping at every stage of a project to validate assumptions and mitigate the risk of not meeting the original desired results as reflected in function, cost, and time to market of the proposed project. At the heart of the Synapse™ methodology is the overall ability to describe any distributed application using only Synapse™. When combined with open source tools like Linux, Synapse™ and IBSS become an extremely cost effective development option.

     Customer Education and Training

     We offer comprehensive training courses for our customers and partners with the goal of ensuring each customer’s success with our software applications. Training is also available for third-party consultants. Services include project team training classes, end-user training classes and consulting services.

     Sales and Marketing

     IBSS is focused on marketing its application products based upon its proprietary Synapse™ software to a broad array of commercial and governmental entities, via its direct sales force and through newly enabled as well as established third-party resellers. Synapse™-based solutions cut costs by efficiently integrating data from myriad collection devices, processing systems and branded software products, giving field personnel and headquarters managers “see-through” vision to track products, people and information across divisions and around the world.

     The Company is seeking to build a cadre of indirect resellers made up of businesses that dominate specific vertical market niches or specialize in targeted vertical or horizontal end-user markets. Indirect channel vertical market targets include manufacturing/supply chain; healthcare including hospitals; distribution, for cross-vertical applications like mobile field service and asset tracking.

     Because the Company controls its own technology, it can offer an attractive range of flexible licensing packages to its partners, including server licensing, concurrent user licensing, and licenses for vertical and advanced option components. This allows the control of branding, security, and licensing to be offered to both OEM and reseller relationships.

     Our Sales and Growth Strategies

     Expand and Leverage Strategic Relationships. We intend to access new markets and distribution channels by continuing to establish and leverage business relationships with organizations who bring new vertical market expertise, where IBSS can help them build and deploy new products for their use and for resale in their vertical market. As a result, we expect to enhance our customer base, cultivate additional market expertise, and achieve our growth objectives more quickly and cost-effectively.

     Target Vertical Markets with Industry-Focused Solutions. We believe that we have a competitive edge in providing e-business solutions to organizations requiring the rapid creation of new applications or more efficient handling of the frequent changes or adjustments to their existing systems and applications, as well as the integration of those systems and applications. Our belief is founded on the demonstrated ability of Synapse™ to provide these dynamic solutions more quickly and at a lower cost than our competition.

     We have currently developed and have implemented these solutions for organizations in such diverse marketplaces as textile and apparel manufacturing, airport support services, furniture manufacturing, healthcare, commercial printing, and automotive. Accordingly, we have specifically focused our business development efforts in these targeted industries where we believe our Synapse™ products provide us with the greatest competitive advantages. We expect to benefit significantly from the vertical market potential offered by each of these targeted industries, and we intend to dedicate more sales and marketing resources to establish more strategic alliances to penetrate these industries.

     Enhance the Synapse™ Product and Technology Leadership. We believe that in Synapse™ and its related suite of products, we have developed the broadest, most comprehensive and most cost-effective e-business solutions to address the needs of organizations in dynamic business environments. We have filed a patent application on our core Synapse™ technology. We intend to continue investing in research and development to enhance the capability of Synapse™ to provide solutions that will enable our customers’ operations to be more efficient and extend their organizations more rapidly and cost effectively. Currently, our development efforts are focused on continuing to enhance the performance and configuration productivity of Synapse™.

     Our objective is to expand upon our experienced team of developers and engineers, as our resources allow, and further enhance our corporate culture to foster innovation in the product development, application configuration and design areas. While we are constantly assessing available opportunities to achieve synergies through the acquisition of complementary technologies or businesses that we believe will further our growth strategy, our limited resources prohibit us from pursuing such opportunities at this time.

     Leverage Customer Base through Network Effect. We intend to provide the best possible service to our installed base of customers in order to expand the use of our Synapse™ products within our customers’ organizations. The strategic importance of the Synapse™ products to our customers is expected to provide what we believe will become the foundation for our preferred access to additional projects within their organizations. This visibility to our customers’ senior management, combined with our focused implementation and service approach, is expected to facilitate the rapid adoption and deployment of the Synapse™ products throughout the customer’s enterprise.

     Furthermore, as our customers deploy Synapse™ products throughout their extended organizations, including their supply chains and electronic markets, their customers, suppliers and partners will be exposed to the robust scope of the functionality provided by Synapse™ products in the context of the exchange of mission-critical business information. We believe that this exposure, which will allow non-customer participants in the supply chain to benefit from Synapse™ solutions first-hand, should enable us to create a powerful network effect, accelerating industry recognition and adoption of our Synapse™ products. Therefore, we are focused on this positioning to leverage our opportunities across multiple target markets in order to grow our revenue base.

     Research and Development

     Over the past year, we have focused our research and development efforts primarily on expanding the core capabilities of Synapse™ and producing wrapped Synapse™- based application products like SynTrack™. We plan to devote design and research resources, as such resources may become available, to enhance the base Synapse™ products, develop more industry-specific applications, and add functionality to our existing applications.

     Intellectual Property

     We regard certain aspects of our internal operations, products and documentation as proprietary. We rely primarily on a combination of patent, copyright, trademark and trade secret laws, and other measures to protect our proprietary rights. We also rely on contractual restrictions in our agreements with customers, employees and others to protect our intellectual property rights. However, there can be no assurances that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known. Our ability to compete and succeed is dependent, in part, upon our patent-pending technology; and we are in the process of obtaining patent rights to our core technology, the Synapse™ model, in the United States and internationally.

     Competition and Markets

     While there are many companies offering solutions to the myriad individual problems that Synapse™ addresses, we believe that none offer a single solution to address all of the development, implementation, integration, and management issues at once. Further, there are technical and business barriers to entry into the Company’s market. The Company is concentrating on protecting its valuable intellectual property and first-to-market advantage. The Company is building a patent portfolio covering its technology, and is seeking to establish Synapse™ as the standard for integrating and managing wireless networking, mobile computing, ADC and RFID within a single development and implementation framework.

     In the recent past, businesses have invested heavily in enterprise applications to automate and improve the efficiency of their internal business processes. In parallel, there has been a shift from in-house custom development of mission-critical applications to the purchase of packaged applications and related services from third-party vendors. These applications have spread throughout the business world addressing many highly strategic business functions, including resource planning, supply chain management, customer relationship management, sales force automation, business decision support and e-commerce. In this new corporate environment, a single business process can require access to data and information from many distinct applications, none of which is designed to communicate seamlessly and in real-time with the others.

     Along with this trend, global competition and difficult economic times have intensified the competitive environment for all businesses dramatically. This has caused businesses to seek new ways to generate sustainable competitive advantages. As competition has increased and markets have become more dynamic, companies have begun to recognize that they must coordinate more closely every aspect of their business. In order to achieve a more efficient working process while taking advantage of the enormous investment in the broad range of package and custom software applications, it has become critical that these applications be efficiently integrated. The complexity of this integration challenge has historically required time-consuming, expensive, custom developed solutions. In response, the market for third-party enterprise application integration software providers has emerged to deliver this integration capability as a packaged solution.

     The market for our Synapse™ technology is extremely broad and could be considered competitive with any provider of transaction processing, automation or real time data solutions. IBSS is focused on enabling new vertical solutions to meet the needs of specific industry segments. These segments to date include wireless on-line transaction processing in manufacturing, healthcare, transportation and distribution. We will continue to develop applications for solving problems where real time information and data collection are needed, from automated procurement, inventory management with asset tracking and distribution management to order processing, integrated customer support and collaborative planning.

     The markets in which we operate are highly competitive. Our competitors are diverse and offer a variety of solutions targeting various segments of the industry sectors for which we have developed or will develop our applications. Some competitors compete with suites of applications designed to offer out-of-the-box integration, while the majority offer point solutions designed specifically to target particular functions or industries. IBSS competes with these other companies with our breakthrough Synapse™ architecture and industry-specific applications. Our value proposition consists of our experience in wireless on-line transaction processing, our efficient Synapse™ methodology, and the power and flexibility of our Synapse™ platform and framework.

     In some cases, we compete with a subset of the functionality found in the organization’s existing integrated business applications. These business systems may include large monolithic software packages commonly referred to as enterprise resource planning (“ERP”), supply chain management (“SCM”), or collaborative production management (“CPM”) packages. Competitors who supply these packaged business software products include large ERP software vendors, such as Microsoft, Oracle, SAP and others that have added or are attempting to add capabilities for supply chain planning or business-to-business collaboration to their applications; companies such as I2, Adexa, Manugistics, Manhattan Associates and others that compete principally in supply chain management applications; companies such as Agile, Commerce One and others that compete principally with our supplier relationship management applications; and companies such as Apriso, CamStar, Datasweep, and others that compete in the collaborative production management market place.

     In summary, we believe that the primary competitive factors which affect the market for our products and services include product function and features; quality of service offered; performance and cost; ease of implementation; “time-to-benefit” advantages (the time period from identification of technology need or “fix” to delivery of the application solution); quality of customer support services; customer training and documentation; a project and implementation methodology which mitigates risk and product reputation. The relative weight of each of these factors is customer-specific. Although we believe that our products and services carry a unique value proposition, with respect to each of these factors, we must continue to invest in our business to improve our position against current and future competition.

     Employees

     As of February 28, 2005, the Company had a total of 28 full-time employees and no part-time employees.

Item 2. Description of Property.

     The Company does not own any real property. With regard to leased real property, the Company is party to an office lease agreement for the lease of its corporate headquarters. Under that certain lease agreement dated October 8, 2002, as amended (“Lease”), with Pinebelt, LLC, a South Carolina limited liability company (“Landlord”), the Company leases 12,175 useable square feet of office space at the Ten Oaks Office Center, a 57,000 square foot office center located in Columbia, South Carolina. The Company leases the office space for a period of 120 calendar months and the current term of the Lease will expire on January 31, 2013. Under the amended terms of the Lease, the Company is obligated to pay to the Landlord base rental of $40,775 for the calendar year 2005, $45,550 for the calendar year 2006, $50,325 for the calendar year 2007, and $55,100 per calendar year through its expiration in 2013, payable in equal monthly installments. The Lease provides for common area maintenance (“CAM”) charges, for which the Company is obligated to pay its pro-rata share. CAM charges are adjustable and are currently at least $1.00 per annual gross square foot of the leased property (or $0.083 per monthly gross square footage). The Lease also provided for a $50,000 security deposit, the first $10,000 of which was payable on or before December 15, 2002, the second $10,000 of which was payable on or before January 15, 2003, and four installments of $7,500 each were due every 30 calendar days after January 15, 2003. The Company is obligated to indemnify the Landlord for usual and customary costs and liabilities, including claims arising from the Company’s use of the leased property and breach or default in performances by the Company of any of its obligations under the Lease.

Item 3. Legal Proceedings.

     We are not currently involved in any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal year 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Market Information

     Shares of our common stock (“Common Stock”) are traded on the National Association of Securities Dealers (“NASD”) Over-the-Counter Bulletin Board System (the “OTCBB”) under the symbol “IBSS”. The following table sets forth the high and low bid prices per share of our Common Stock for the indicated periods as reported by the OTCBB:

	High	Low
2003

First Quarter	$0.23	$0.13
Second Quarter	$0.21	$0.14
Third Quarter	$0.21	$0.11
Fourth Quarter	$1.20	$0.13

2004
First Quarter	$0.58	$0.30
Second Quarter	$0.40	$0.22
Third Quarter	$0.33	$0.11
Fourth Quarter	$0.30	$0.06

     The foregoing quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily reflect actual transactions.

     As of February 28, 2005, we had 120 holders of record of our Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent for our Common Stock is Pacific Corporate Trust Company, which is located at 625 Howe Street, 10th Floor, Vancouver, British Columbia V6C 3B8. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

     On October 1, 2003, certain IBSS Class A Investors, LLC converted the outstanding balance of principal and interest due on its Amended and Restated Class A Secured Debenture ($1,031,677) into a non-interest bearing and non-convertible note due on December 31, 2006. EEL Group, LLC, which was formed from the remaining participants in IBSS Class A Investors, LLC who elected not to convert their notes, received warrants to acquire 15,214,170 shares of Common Stock at a purchase price of $0.07275 per share, which warrants first become exercisable on October 1, 2004. Also on October 1, 2003, certain IBSS Class B Investors, LLC converted the outstanding balance of principal and interest due on its Amended and Restated Class B Secured Debenture ($1,735,399) into a non-interest bearing and non-convertible note due on December 31, 2006. GEE Enterprises, LLC, which was formed from the remaining participants in IBSS Class B Investors, LLC who elected not to convert their notes, received warrants to acquire 22,821,256 shares of Common Stock at a purchase price of $0.07275 per share, which warrants first become exercisable on October 1, 2004. The Company issued the following securities pursuant to these transactions:

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

     Effective October 2, 2003, the Company issued 1,000,000 shares of Common Stock to The Scott Group pursuant to a consulting agreement under which The Scott Group provides various financial services to the Company.

     On December 13, 2003, Steve Swanson converted the outstanding principal and interest ($113,586.29) on his note (as described above) into 391,677 shares of Common Stock at a conversion price of $.29 per share, in accordance with the terms of the note.

     On December 31, 2003, the Company sold 1,250,000 shares of Common Stock and 1,000,000 Common Stock warrants to Generation Capital Associates, Inc. (“GCA”) pursuant to the terms of a purchase agreement with GCA dated December 24, 2003, a Common Stock purchase warrant with GCA dated December 30, 2003, and two separate letter agreements with GCA dated December 24, 2003 and January 13, 2004. In addition to purchasing 1,250,000 shares of Common Stock, GCA was also granted warrants to purchase up to 1,000,000 shares of Common Stock. In exchange, GCA paid $250,000 to the Company that the Company used for short-term operating capital purposes.

     In January 2004, the Company signed an investment agreement dated January 21, 2004, and a registration rights agreement dated January 21, 2004 with Dutchess Private Equities Fund, L.P. (“Dutchess”) for an equity line of credit. This agreement was terminated on June 28, 2004. No shares were issued or sold under this agreement.

     During 2004, the Company raised an additional $505,000 in working capital through the private sale of 2,525,000 shares of common stock and 1,262,500 warrants with an exercise price of $0.40 and term of five years.

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

     On June 28, 2004, the Company entered into a common stock purchase agreement with Fusion Capital pursuant to which we sold 1,250,000 shares of Common Stock and 937,500 Common Stock purchase warrants for $250,000 and Fusion Capital agreed to purchase up to an additional $6,000,000 over a 24-month period. 560,710 shares of Common Stock were issued in connection with this agreement as a commitment fee. Up to an additional 556,454 shares of common stock are issuable pro rata as Fusion Capital purchases common stock under the common stock purchase agreement. The Company estimates that the maximum number of shares it will sell to Fusion Capital under the common stock purchase agreement, in addition to the shares already issued, will be 15,000,000 shares assuming Fusion Capital purchases all $6,000,000 of Common Stock. The Company has the right to control the amount and timing of sales of IBSS Common Stock to Fusion Capital under the common stock purchase agreement. However, under the terms of the common stock purchase agreement, Fusion Capital does not have the right nor the obligation to purchase shares of our Common Stock in the event that the price of our Common Stock is less than $0.20. During the quarter ended December 31, 2004, Fusion purchased 250,000 shares of our Common Stock at $0.20 per share resulting in aggregate proceeds of $50,000.

     During the third and fourth quarters of 2004, the Company received advances from certain of its existing shareholders of $601,000 in the aggregate for short-term working capital purposes. Although definitive terms for repayment have yet to be agreed upon, it is expected that the Company will repay these advances using the proceeds from future financings, if and when such financings occur, and/or through the issuance of additional debt or equity securities or both. These advances are outstanding at December 31, 2004, and the Company is not currently paying or accruing any interest related to this balance.

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

     IBSS’ proprietary Synapse™ technology enables better security because it is not susceptible to the same hacker activities related to viruses which currently plague today’s commodity technologies. In addition to a new level of control and security, IBSS, by owning and controlling its own technology with which it creates on-line applications, can offer its customers a flexible business relationship that can entertain custom extensions, unique licensing arrangements and certain exclusivities in a customer’s vertical market. This enables IBSS to respond to a customer’s unique set of needs and allows IBSS working with the customer to rapidly produce solutions specific to those needs.

     Although we currently have limited resources, we intend to invest in research and development of its Synapse™ technology and the associated Synapse™ project management methodology at such time, if any, that such additional resources become available. The objective of this continuous improvement is to create ever increasing efficiency, effectiveness and ease of use for the benefit of internal IBSS productivity, competitive advantage, and flexibility for our customers and partners.

     Since restructuring most of our short and long-term debt in December 2001 and paying off or converting a significant portion of the same in 2002 and 2003, we have devoted substantial effort to developing our business, enhancing our management team, and focusing on our growth and marketing efforts.

     For the near-term, the Company’s marketing of its Synapse™ products is aimed primarily at wireless mobile computing applications (radio frequency terminals, PDA’s, wearable computers, laptops, Pocket PCs and tablet computers) and automatic-radio frequency identification, electronic tagging, bar-code data collection, and other on-line real time machine-to-machine (“M2M”) applications in manufacturing, healthcare, government, distribution and other vertical markets. The move of businesses to RFID is being facilitated by widespread adoption of electronic product codes that permits tagged objects to be tracked via the Internet. We believe that Synapse™ has the unique ability to track, analyze and share information on the movement of e-tagged objects across multiple locations, technologies, computer operating systems and networks, giving managers total visibility and the knowledge to more efficiently reach their objectives.

     We will also consider opportunities for joint ventures, strategic partnerships, and acquisitions to better leverage our existing market base and expand and improve the capabilities of our current software architecture. However, we currently have limited resources to effect any such opportunities and have no current plans to do so.

     We believe our products and services are gaining recognition and interest in the marketplace. However, from 2003 to 2004 our total revenues have declined substantially, our net loss has more than doubled and other key financial measures have deteriorated. We continue to have severe cash flow and liquidity concerns and a working capital deficiency. As noted elsewhere in this Annual Report, the report of our independent registered public accounting firm regarding our financial statements for the three years ended December 31, 2004, indicates that there is serious doubt about our ability to continue as a going concern.

     In addition, the Company currently is in default on the payment of principal and interest under certain notes issued in 2001. The holder of a senior secured note has demanded $563,955 as payment in full of principal and interest as of March 15, 2005 under such note. This note is secured by substantially all of the assets of the Company. The Company cannot make any such payment at this time. See “Liquidity and Capital Resources” below.

     Selected financial operations information is as follows for the fiscal years ended December 31, 2004, 2003, and 2002:

	Years Ended December 31,
	2004	2003	2002
Operating Revenues:
Services	$1,743,595	$3,133,796	$2,728,355
Software Licensing	36,738	55,937	506,590
Maintenance and Support	116,938	82,040	67,799
Hardware Sales (Third Party)	130,784	38,970	84,802

Total Revenues	2,028,055	3,310,743	3,387,546

Cost of Revenues
Services	686,721	912,175	1,023,634
Software Licensing	62,506	191,394	190,023
Maintenance and Support	211,346	110,714	87,623
Hardware Sales (Third Party)	106,129	26,764	66,280

Total Cost of Revenues	1,066,702	1,241,047	1,367,560

Operating Expenses
General and Administrative	1,389,969	1,693,122	2,512,321
Sales and Marketing	769,397	311,010	311,402
Research and Development Costs	545,772	193,574	$376,660
Bad Debt Expense	11,400	21,770	51,126

Total Operating Expenses	2,716,538	2,219,476	3,251,509

Loss from Operations	(1,755,185)	(149,780)	(1,231,523)

Other Income and Expenses
Loss on Disposal of Equipment	—	(15,500)	(11,999)
Other income/(expenses)	(11,468)	39,363	128,050
Interest Income	8,749	5,250	4,442
Interest Expense	(155,841)	(726,654)	(1,196,384)
Non-Controlling Interest in Loss	—	—	(847,353)

Net Loss	$(1,913,745)	$(847,321)	$(3,154,767)

Basic Weighted Average Shares Outstanding	29,936,195	22,922,301	18,941,043
Basic Loss Per Share	($0.06)	($0.04)	($0.17)
Diluted Loss Per Share	($0.06)	($0.04)	($0.17)

     Results of Operations

     Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003

     Revenues. Our total operating revenues decreased by $1,282,688 (approximately 39%) to $2,028,055 in 2004 from $3,310,743 in 2003. This decrease was primarily attributable to decreased service revenues due to a reduction in project-related activities, continued marketing efforts by production staff related to the development of new customer relationships and non-billable time devoted to the continued development of the Company’s Synapse™ suite of products. The Company experienced a decline in revenues from its largest customer without a corresponding increase in revenues from other sources. While the Company is hopeful that revenues from this customer as well as new sources will increase over the near term, without this increase or an additional capital infusion, or both, the Company will not be able to meet its current and future financial obligations.

     Cost of Revenues. Cost of revenues decreased by $174,345 (approximately 14%) to $1,066,702 in 2004 from $1,241,047 in 2003. This change relative to the change in period-to-period revenues is primarily attributable to maintaining staffing at minimum levels sufficient to adequately service existing customer relationships.

     Gross Profit and Margins. Our gross profit decreased $1,108,343 (or approximately 54%) to $961,353 in 2004 from $2,069,696 in 2003. We experienced a corresponding gross margin decrease to approximately 47% in 2004 from approximately 63% in 2003. These decreases were primarily attributable to the decrease in overall revenues for the period while maintaining staff at minimum levels sufficient to service existing customer relationships.

     Operating Expenses. Total operating expenses increased by $497,062 (or approximately 22%) to $2,716,538 in 2004 from $2,219,476 in 2003 due to increases in sales and marketing and research and development costs partially offset by a reduction in general and administrative expense.

     General and administrative expense decreased by $303,153 (or approximately 18%) to $1,389,969 in 2004 from $1,693,122 in 2003. This decrease was primarily attributable to the Company’s cost control program initiated during fiscal year 2004 partially offset by additional professional fees incurred in connection with several filings with the Securities and Exchange Commission. As a percentage of total revenues, general and administrative expenses in 2004 increased to approximately 69% from approximately 51% in 2003. The increase was primarily attributable to a reduction in the Company’s overall revenues for the period.

     Sales and marketing expenses increased $458,387 (or approximately 147%) to $769,397 in 2004 from $311,010 in 2003. As a percentage of total revenues, sales and marketing expenses for 2004 increased to approximately 38% from approximately 9% in 2003. These increases were primarily attributable to a significant increase in the Company’s sales team and selling activities in developing new vertical markets and customer relationships.

     Research and development costs increased by $352,198 (or approximately 182%) to $545,772 in 2004 from $193,574 in 2003. As a percentage of total revenues, research and development costs for 2004 increased to approximately 27% from approximately 6% in 2003. These increases were primarily attributable to an increase in the Company’s research and development staff and the continued development of the Company’s Synapse™ suite of products.

     Non-operating Items. Other expenses decreased $538,981 (or approximately 77%) to $158,560 in 2004 from $697,541 in 2003, primarily as a consequence of a decrease in interest expense. The largest expense in this category is interest expense. Interest expense decreased $570,813 (or approximately 79%) to $155,841 from $726,654 in 2003. This decrease was primarily attributable to certain note holders agreeing to discontinue receipt of interest on their notes beginning in the fourth quarter of 2003.

     Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002

     Revenues. Our total revenues decreased by $76,803 (approximately 2%) from 2002. This decrease was primarily attributable to the significant decrease of $450,653 (approximately 89%) in software licensing revenues. Substantially all of this decrease was due to our increased focus on expanding the functionality of existing licenses and licensed users, rather than expanding the number of licensed sites. In addition our revenues from the sales of third party hardware decreased by $45,832 (approximately 54%) from 2002. This decrease in hardware revenue was attributable primarily to the fact that hardware sales to our largest customer were significantly lower than in the prior year.

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

     Cost of Revenues. Cost of revenues decreased by $126,513 (approximately 9%) from 2002. This decrease was attributable primarily to a decrease of $111,459 (approximately 11%) in direct services labor costs from 2002. This decrease was also attributable to our ongoing restructuring and cost control programs, but was offset by additional human resource costs required for certain customer projects. Our gross margin for services for 2003 was approximately 71%, as compared to 62% in 2002, due in part to our increased Synapse™ tool efficiency and increased staff utilization efficiency.

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

     Gross Margin. Gross margin was $2,069,696 in 2003, representing an increase of $49,710 (approximately 2%) over gross margin in 2002. This increase was due to the factors described above.

     Operating Expenses. Total operating expenses decreased by $1,032,033 (approximately 32%) due to significant reductions in general and administrative expense and in research and development costs.

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

     Bad debt expense decreased $29,356 (approximately 57%) from 2002, partially offsetting the decrease in total operating expenses. Sales and marketing expenses remained approximately unchanged.

     Non-operating Items. Non-controlling interest in an affiliated company decreased to $0 in 2003 from $847,353 in 2002. This decrease was attributable to a one-time write off in 2002 of the Company’s accounts receivable due from this affiliate.

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

     On October 1, 2003, the Company restructured substantially all of its short-term investor debt. Under the restructured debt instruments, approximately 90% of the principal balance is not payable until the fourth quarter of 2006. Also during 2003, there continued to be some conversion and satisfaction of our existing debt and the major portion (86%) of this debt was renegotiated on October 1, 2003 and the notes representing this portion of the debt were converted to non-interest bearing and non-convertible notes and extended to December 31, 2006. Thirteen percent (13%) of the debt became short-term debt on January 1, 2004. On October 29, 2004, the holder of the senior secured note with $539,078 of principle and accrued interest outstanding as of December 31, 2004 (the “Note”) demanded payment in full. On March 15, 2005, the holder of this Note again demanded payment in full, in the amount of $563,955 as of March 15, 2005, and has indicated that, in the absence of immediate resolution of this matter, the holder will explore immediate foreclosure on its secured interest under the Note, which consists of substantially all of the assets of the Company. According to its terms, this Note became due and payable in full on January 1, 2003. As previously disclosed, the Company has not made, and cannot make, any such payment at this time. The Company is currently investigating the circumstances surrounding the execution and approval of the Note and disputes the amount it may owe under the Note. While the Company hopes to negotiate a settlement to this demand that will be mutually acceptable to both parties, no assurance can be given that the Company will be successful in this endeavor.

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

     During 2004, the Company raised an additional $505,000 in working capital through the private sale of 2,525,000 shares of common stock and 1,262,500 warrants with an exercise price of $0.40 and term of five years.

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

     During the second quarter of 2004, the Company advanced $75,000 to a company involved with the development of a patented directional RFID tag tracking and reporting process. These advances were evidenced by promissory notes that were collateralized by exclusive rights to certain patents, bore interest at the prime rate plus 2% and were due to be repaid no later than May 31, 2005. The Company believes that investments such as these are an important element of its growth strategy in the area of RFID systems and wireless applications. The outstanding balance, including interest accrued thereon, was repaid in February 2005.

     On June 28, 2004, the Company entered into a common stock purchase agreement with Fusion Capital pursuant to which we sold 1,250,000 shares of Common Stock and 937,500 Common Stock purchase warrants for $250,000 and Fusion Capital agreed to purchase up to an additional $6,000,000 over a 24-month period. 560,710 shares of Common Stock were issued in connection with this agreement as a commitment fee. Up to an additional 556,454 shares of common stock are issuable pro rata as Fusion Capital purchases common stock under the common stock purchase agreement. The Company estimates that the maximum number of shares it will sell to Fusion Capital under the common stock purchase agreement, in addition to the shares already issued, will be 15,000,000 shares assuming Fusion Capital purchases all $6,000,000 of Common Stock. The Company has the right to control the amount and timing of sales of IBSS Common Stock to Fusion Capital under the common stock purchase agreement. However, under the terms of the common stock purchase agreement, Fusion Capital does not have the right nor the obligation to purchase shares of our Common Stock in the event that the price of our Common Stock is less than $0.20.

     During the quarter ended December 31, 2004, Fusion purchased 250,000 shares of our Common Stock at $0.20 per share resulting in aggregate proceeds of $50,000. During the third and fourth quarters of 2004, the Company received advances from certain of its existing shareholders of $651,000 in the aggregate for short-term working capital purposes. Although definitive terms for repayment have yet to be agreed upon, it is expected that the Company will repay these advances using the proceeds from future financings, if and when such financings occur. Of this amount, $50,000 has been converted to 250,000 shares of common stock and 125,000 common stock warrants with an exercise price of $0.40 per share. The remainder of these advances is outstanding at December 31, 2004 and the Company is not currently paying or accruing any interest related to this balances.

     With respect to our trade accounts payable, where permitted under securities laws, we have satisfied and expect to continue to satisfy certain of our unsecured obligations to third parties through restricted stock grants.

     Need for Additional Liquidity. At December 31, 2004, we had a working capital deficit of $1,980,524. The independent registered public accounting firm’s report for the year ended December 31, 2004 includes an explanatory paragraph to their audit opinion stating that our 2004 net loss, accumulated deficit and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We incurred an operating cash flow deficit of $1,410,744 for 2004. The Company has experienced a decline in revenues from its largest customer without a corresponding increase in revenues from other sources. We do not currently have sufficient financial resources to fund our operations. While the Company expects that revenues from this customer as well as new sources will increase over the near term, there can be no assurance that such increases will occur. Without this increase or an additional capital infusion, or both, the Company will not be able to meet its current and future financial obligations.

     We will seek to raise additional funds from the private placement of additional debt, equity or equity-linked securities. Because of several factors, including the operating, market and industry risks associated with an investment in our common stock; the inclusion of a going concern paragraph in our annual independent registered public accounting firm’s report; the fact that our common stock is traded on the OTCBB; the continued weakness in the capital markets in general and the technology sectors in particular; and the other factors described in Exhibit 99.1 of this Annual Report on Form 10-KSB, we may experience difficulty in obtaining additional financing until our operating results or overall market conditions reflect sustained improvement. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, operating results, financial condition and prospects, which may include the discontinuance of operations.

     Capital Commitments. We currently do not have any commitments or budgeted needs in 2005 for any material capital expenditures, including purchases of furniture, fixtures or equipment. In the absence of any substantial infusion of growth capital or an unexpected increase in our expected gross margin for 2005, we do not expect our capital expenditure plans for 2005 to change.

     Critical Accounting Policies and Accounting Estimates

     We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are further described in the footnotes to the financial statements at December 31, 2004, as included in this Annual Report on Form 10-KSB. We consider these accounting policies to be critical accounting policies. Certain accounting policies involve significant judgments and assumptions by us, but do not have a material impact on the carrying value of our assets and liabilities and results of operations.

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

     Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its clients and generally does not require collateral. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible are included in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes all accounts receivable are fully collectable and, therefore, has not established a bad debt reserve or allowance as of December 31, 2004. However, actual write-offs may occur on the outstanding accounts receivable balances.

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

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock-based compensation plans and applies the disclosure-only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). We recognize stock-based compensation expense for stock options granted to employees and non-employee directors if the quoted market price of the stock at the date of the grant or award exceeds the price, if any, to be paid by an employee for the exercise of the stock. In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) effective July 1, 2005, which is a revision of SFAS 123.  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, only recognizes compensation cost for employee stock options to the extent that options have been issued below the fair market value of the underlying stock on the date of grant. Accordingly, the adoption of SFAS 123’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income above.

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

Item 7. Financial Statements.

     Reference is made to the Financial Statements Index beginning on Page F-1 of this Annual Report on Form 10-KSB.

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

     Changes in internal controls. There were no changes in the Company’s internal control over financial reporting in the fourth quarter of 2004 or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

     None.

PART III

     Item 9. Directors and Executive Officers of the Registrant.

     Directors and Officers of IBSS

     The executive officers and directors of the Company, and their respective ages and positions as of December 31, 2004, are as follows:

Name	Age	Term As Director	Position
George E. Mendenhall, Ph.D.	67	1995-current	Chief Executive Officer and Chairman of the Board

Michael P. Bernard	49	—	Chief Financial Officer

Donald R. Futch	54	—	Vice President – Business Development

Stuart E. Massey	45	1991-current	Executive Vice President, Director, and Secretary

Carl Joseph Berger, Jr.	68	1998-current	Director

Richard D. Pulford	59	2002-current	Director

     George E. Mendenhall, Ph.D., 67, has served as Chairman of the Board and Chief Executive Officer of the Company since September 2001. Prior to that time, he had served since January 1998 as Vice President of Application Development of the Company and since May 1995 as Executive Vice President of the Company. He initially became an employee of the Company in February 1994, serving as the Director of Industrial Consulting. He has served as a director of the Company since May 1995. Dr. Mendenhall has conducted academic research and taught economics and other courses at Indiana University and Indiana Institute of Technology. In addition, he has published articles concerning research and evaluation techniques, and has been quoted in such periodicals as Computer World and Industry Week. Before joining the Company, Dr. Mendenhall provided consulting services and computer systems to various large manufacturing companies on an independent basis and, from 1990 through February 1994, provided consulting services to the Company. From 1984 until 1989, Dr. Mendenhall was the President of Synergistic Business Infrastructures Corporation, a computer systems integrator based in Fort Wayne, Indiana that specialized, among other things, in the conceptualization, design and implementation of manufacturing shop floor systems, data collection systems and material tracking systems. Dr. Mendenhall received a Bachelor of Science degree in Economics from Manchester College in 1960 and a Master of Arts degree and a Ph.D. from Indiana University in 1968 and 1978, respectively.

     Michael P. Bernard, 49, has served as Chief Financial Officer of the Company since April 2004. He served from January 2003 to April 2004 as Treasurer of Guilford Mills, Inc., a major manufacturer of automotive textile products. From April 2002 to December 2003, Mr. Bernard was self-employed. From September 1999 to March of 2002, Mr. Bernard served as a senior executive in positions that included President and Chief Financial Officer for Unifi Technology Group, Inc./Cimtec Automation, Inc., a manufacturer of systems integration and distribution of advanced factory automation equipment. For two years prior to that, Mr. Bernard served as Chief Financial Officer of CORDA Medical Care, Inc., a physician practice management company. Mr. Bernard has over 25 years of financial management experience in a variety of industries including healthcare, personnel staffing and information technology, with 14 of those years employed by Ernst & Young LLP, one of the world’s largest registered public accounting firms. Mr. Bernard graduated from the University of South Florida with a Bachelor of Arts degree in 1978 in business administration, majoring in accounting, and he has been a certified public accountant since 1980.

     Stuart E. Massey, 45, has served as Executive Vice President of the Company since September 2001 and as a director of the Company since April 1991. Prior to that time, he had served as Vice President of Engineering. Mr. Massey also serves as the Secretary of the Company. His responsibilities include the day-to-day management and coordination of large projects, including the continuing maintenance of the Synapse™ software configuration tool. Before joining the Company, among other things, Mr. Massey managed the implementation of an inter-bank financial transaction switch for automated teller machine and point-of-sale systems and assisted in the design of financial transaction processing software products for Applied Communications, Inc. Mr. Massey’s experience in the industrial automation industry includes the design of a variety of computer control systems, such as airport lighting, industrial machine tool control, inventory control and shop floor control systems. Mr. Massey received a Bachelor of Science degree in Electrical and Computer Engineering from the University of South Carolina in 1986.

     Donald R. Futch, 54, has served as Vice President of Business Development of the Company since April 13, 1999. Prior to that date, he served as Vice President of Operations since joining the Company in January 1998. Mr. Futch is responsible for developing corporate strategic relationships and indirect distribution channels. Mr. Futch has over 20 years of marketing and technical management experience in the computer technology industry working with companies including Electronic Merchant Services, Telequest and Unysis. Prior to joining the Company, Mr. Futch was employed with AT&T as a regional data specialist and data sales executive. He has extensive experience in product development in the transaction processing industry and holds a patent in transaction processing for telecommunications based home banking. Mr. Futch has a Masters of Business Administration degree with an emphasis in Marketing Research from the University of South Carolina.

     Carl Joseph Berger, Jr., 68, has served as a director of the Company since June 1998. He retired in 1997 from Springs Industries, Inc., a leading manufacturer and marketer of home furnishings, after serving for eight years as Corporate Director for Electronic Data Interchange. During his thirty years with Springs Industries, Inc., Mr. Berger served the company in various positions, including Director of Distribution. Prior to his service with Springs Industries, Inc., he worked in various positions with Milliken and Company and M. Lowenstein Corporation where he served as General Product Manager with Wamsutta Mills in New York. He has served on numerous boards and committees, including the District Three School Board in Rock Hill, South Carolina, where he served for eleven years as Board Treasurer. Mr. Berger received his Masters of Business Administration degree from Winthrop University and a Bachelor of Arts degree from the University of Georgia, majoring in accounting.

     Richard D. Pulford, 59, has served as a director of the Company since October 3, 2002. He has served as President of Corporate Strategies, Inc., (“CSI”), since he founded CSI in 1981. CSI provides investment banking services in the Great Lakes region of the United States. The primary focus of CSI has been in the technology arena. Under Mr. Pulford’s direction, CSI has been a contributor in equity capital fund-raising endeavors for technology start-up companies. Mr. Pulford also operates in a sales consultant capacity in the automotive industry for a variety of technology companies, and has provided such services in the past for the Company. Prior to forming CSI, Mr. Pulford owned and operated a consulting practice specializing in financing acquisition transactions for operating companies. Mr. Pulford also held positions in the marketing field after receiving his Masters of Business Administration degree in Finance. CSI and Mr. Pulford are parties to a sales representative and marketing agreement dated September 16, 2003 (the “CSI Sales Agreement”) with the Company that provides for certain payments to Mr. Pulford for his services as a sales representative for the Company. See “Certain Related Party Transactions” for more information regarding the CSI Sales Agreement.

     Audit Committee

     The Company has an audit committee consisting of Mr. Carl Joseph Berger, Jr. Mr. Berger is an independent director. The Board of Directors has determined that it currently does not have an individual that would be deemed an “audit committee financial expert” available for service on the Audit Committee.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires IBSS’ executive officers, directors and persons who own more than ten percent (10%) of IBSS’ common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that IBSS identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To IBSS’ knowledge, based solely on a review of reports furnished to it, all Section 16(a) filing requirements applicable to its executive officers, directors and more than 10% beneficial owners were complied with.

Item 10. Executive Compensation.

     Summary Compensation Table

     The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period ended December 31, 2004.

	Annual Compensation					Long Term Compensation
							Securities
					Other	Restr.	Underlying	LTIP	All
					Annual	Stock	Options/	Pay-	Other
Name	Title	Year	Salary	Bonus	Comp.	Awards	SARs (#)	outs	Comp.
George E. Mendenhall, Ph.D.	Chief Executive	2004	$146,867	-0-	-0-	-0-	-0-	-0-	-0-
	Officer and	2003	$104,500	-0-	$6,428(1)	-0-	5,037,255	-0-	-0-
	Chairman of the Board of Directors	2002	$97,596	-0-	-0-	-0-	96,894	-0-	-0-

Michael P. Bernard	Chief Financial	2004	$100,000	-0-		-0-	500,000	-0-	-0-
	Officer

Stuart E. Massey	Ex. VP and Chief	2004	$146,867	-0-	-0-	-0-	-0-	-0-	-0-
	Technology Officer	2003	$104,500	-0-	-0-	-0-	5,037,255	-0-	-0-
		2002	$97,956	-0-	-0-	-0-	10,000	-0-	-0-

Donald R. Futch	VP- Business	2004	$111,875	-0-	-0-	-0-	-0-	-0-	-0-
	Development	2003	$84,417	-0-	-0-	-0-	831,863	-0-	-0-
		2002	$83,778	-0-	-0-	-0-	92,825	-0-	-0-

(1)	Dr. Mendenhall realized taxable income in the amount of $6,248 related to the exercise of certain stock options during 2003.

Option/SAR Grants in Last Fiscal Year
(Individual Grants)

Percent of Total
	Number of Securities	Options / SARs
	Number of Securities	Granted to	Exercise or
	Underlying Options / SARs	Employees in Fiscal	Base Price	Expiration
Name of Officer	Granted (#)	Year	($/Sh.)	Date
Michael P. Bernard	500,000	90.91%	$0.26	5 years

     Effective as of October 1, 2003, the Board of Directors approved an amendment (the “Plan Amendment”) to the Company’s 2001 Stock Incentive Plan to increase the number of shares that could be granted under the plan from 1,200,000 to 16,200,000. The Plan Amendment was approved by the Company’s shareholders at the Annual Meeting on June 10, 2004.

     The current terms of the new employment agreement for the three above-referenced executive officers of the Company provides that the exercise prices for the stock options granted in 2003 are subject to adjustments contemplated with respect to options granted under the Company’s 2001 Stock Incentive Plan (the “Stock Plan”). Such adjustments include, without limitation, subsequent stock splits, stock dividends, recapitalizations, or similar events. Many of these types of adjustments could cause the exercise price for each stock option above to be lowered in certain situations. In the event that the exercise price were lowered as a result of such adjustments, the named executive would receive an added economic benefit by being able to receive a share of Common Stock upon exercise of a stock option at an exercise price less than that originally received under the terms of the Stock Plan and the new employment agreement with the Company.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

			No. of Unexercised	Value of Unexercised In-
	Shares	Value	Securities Underlying	The-Money
	Acquired On	Realized	Options/SARs at FY End	Options/SARs at FY End
Name	Exercise (#)	($)	Exercisable/Unexercisable	Exercisable/Unexercisable
George E. Mendenhall, Ph.D.	—	—	2,127,499/3,000,000	$300,000/$450,000

Michael P. Bernard	—	—	75,000/425,000	$2,250/$63,750

Stuart E. Massey	—	—	2,186,148/3,000,000	$314,461/$450,000

Donald R. Futch	—	—	470,299/500,000	$57,369/$75,000

     Employment Agreements

     Mendenhall Agreement. The Company was party to an employment agreement with George E. Mendenhall, Ph.D., dated January 1, 1997, as amended September 1, 1997 and January 1, 1999. The prior January 1, 1997 employment agreement has been superceded by a new employment agreement between the Company and Mr. Mendenhall dated October 1, 2003.

     Under the terms of the new employment agreement, Mr. Mendenhall is employed by the Company for a period of four years ending on December 31, 2007. The term is to be automatically renewed for additional terms of one year each, unless the Company decides to elect not to renew within 180 days prior to expiration of the then current term. Mr. Mendenhall receives several forms of performance and non-performance based compensation. His non-performance based compensation includes annual base compensation of $152,000, eligibility for an annual bonus, participation in the Company’s existing benefit programs for executive officers, reimbursement of reasonable expenses, and a grant of 5,000,000 stock options convertible into Common Stock at the exercise price of $0.14 per share. 2,000,000 of these stock options are fully vested as of October 1, 2003. The remaining 3,000,000 of these stock options vest on October 1, 2005. The remainder of Mr. Mendenhall’s options for fiscal year 2003, or 37,255 options, were granted as penny stock options in connection with the Company’s decision to make across the board salary cuts for executive officers and employees in 2003.

     The new employment agreement with Mr. Mendenhall provides for accelerated vesting of all unvested options upon a change of control of the Company (as defined in the agreement) and permits the Company to terminate Mr. Mendenhall’s employment with or without cause. In the event that the Company does so with cause (as defined in the agreement), Mr. Mendenhall forfeits a variety of compensation and other benefits enumerated in the agreement (excluding vested stock options). In the event the Company does so without cause, the Company is required to pay to Mr. Mendenhall (i) all accrued and unpaid salary, bonuses and all unreimbursed expenses, (ii) severance compensation equal to 18 months of base salary at the rate of base salary in effect immediately preceding the date of termination but not less than $152,000 per year, (iii) all unvested stock options referenced above, and (iv) all other employee benefits granted in the agreement that are received by

Mr. Mendenhall at the time of termination. Finally, the new employment agreement obligates Mr. Mendenhall to certain confidentiality and non-competition covenants.

     Massey Agreement. The Company was also party to an employment agreement with Stuart E. Massey dated December 31, 1996, and amended September 1, 1997. The prior employment agreement with Mr. Massey has been superceded by a new employment agreement between the Company and Mr. Massey dated October 1, 2003.

     Under the terms of the new employment agreement, Mr. Massey is employed by the Company for a period of four years ending on December 31, 2007. The term is to be automatically renewed for additional terms of one year each, unless the Company decides to elect not to renew within 180 days prior to expiration of the then current term. Mr. Massey receives several forms of performance and non-performance based compensation. His non-performance based compensation includes annual base compensation of $152,000, eligibility for an annual bonus, participation in the Company’s existing benefit programs for executive officers, reimbursement of reasonable expenses, and a grant of 5,000,000 stock options convertible into Common Stock at the exercise price of $0.14 per share. 2,000,000 of these stock options are fully vested as of October 1, 2003. The remaining 3,000,000 of these stock options vest on October 1, 2005. The remainder of Mr. Massey’s options for fiscal year 2003, or 37,255 options, were granted as penny stock options in connection with the Company’s decision to make across the board salary cuts for executive officers and employees in fiscal year 2003 (see the section of this prospectus above entitled “Executive Compensation”).

     The new employment agreement with Mr. Massey provides for accelerated vesting of all unvested options upon a change of control of the Company (as defined in the agreement) and permits the Company to terminate Mr. Massey’s employment with or without cause. In the event that the Company does so with cause (as defined in the agreement), Mr. Massey forfeits a variety of compensation and other benefits enumerated in the agreement (excluding vested stock options). In the event the Company does so without cause, the Company is required to pay to Mr. Massey (i) all accrued and unpaid salary, bonuses and all unreimbursed expenses, (ii) severance compensation equal to 18 months of base salary at the rate of base salary in effect immediately preceding the date of termination but not less than $152,000 per year, (iii) all unvested stock options referenced above, and (iv) all other employee benefits granted in the agreement that are received by Mr. Massey at the time of termination. Finally, the new employment agreement obligates Mr. Massey to certain confidentiality and non-competition covenants.

     Futch Agreement. The Company was also party to an employment agreement with Donald R. Futch dated January 1, 1999. The prior employment agreement with Mr. Futch has been superceded by a new employment agreement between the Company and Mr. Futch dated October 1, 2003.

     Under the terms of the new employment agreement, Mr. Futch is employed by the Company for a period of four years ending on December 31, 2007. The term is to be automatically renewed for additional terms of one year each, unless the Company decides to elect not to renew within 180 days prior to expiration of the then current term. Mr. Futch receives several forms of performance and non-performance based compensation. His non-performance based compensation includes annual base compensation of $115,000, eligibility for an annual bonus, participation in the Company’s existing benefit programs for executive officers, reimbursement of reasonable expenses, and a grant of 800,000 stock options convertible into Common Stock at the exercise price of $0.14 per share. 300,000 of these stock options are fully vested as of October 1, 2003. The remaining 500,000 stock options vest on October 1, 2005. The remainder of Mr. Futch’s options for fiscal year 2003, or 31,863 options, were granted as penny stock options in connection with the Company’s decision to make across the board salary cuts for executive officers and employees in 2003 (see the section of this prospectus above entitled “Executive Compensation”).

     The new employment agreement with Mr. Futch provides for accelerated vesting of all unvested options upon a change of control of the Company (as defined in the agreement) and permits the Company to terminate Mr. Futch’s employment with or without cause. In the event that the Company does so with cause (as defined in the agreement), Mr. Futch forfeits a variety of compensation and other benefits enumerated in the agreement (excluding vested stock options). In the event the Company does so without cause, the Company is required to pay to Mr. Futch (i) all accrued and unpaid salary, bonuses and all unreimbursed expenses, (ii) severance compensation equal to 18 months of base salary at the rate of base salary in effect immediately preceding the date of termination but not less than $115,000 per year, (iii) all unvested stock options referenced above, and (iv) all other employee benefits granted in the agreement that are received by Mr. Futch at the time of termination. Finally, the new employment agreement obligates Mr. Futch to certain confidentiality and non-competition covenants.

     McMaster Agreement. On June 30, 2003 the Company terminated its prior employment agreement with William S. McMaster dated May 30, 2000 in connection with Mr. McMaster’s tender of his resignation. At the time this employment agreement was terminated, the Company owed Mr. McMaster $250,651.37 in deferred wages and accrued interest thereon. The Company is currently making monthly payments to Mr. McMaster of these deferred wages (and interest) in the amount of $9,548.62.

     Bernard Agreement. The Company entered into an employment agreement, dated as of March 19, 2004, with Michael P. Bernard. Under the terms of this agreement, Mr. Bernard is employed by the Company for a three-year period beginning on April 16, 2004. The term is to be automatically renewed for additional terms of one year each, unless either party elects not to renew within 180 days prior to the expiration of the then current term. Mr. Bernard assumed the responsibilities of the Chief Financial Officer of the Company beginning on May 14, 2004, immediately following the filing with the SEC of the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.

     Mr. Bernard receives several forms of performance and non-performance based compensation. His non-performance based compensation includes annual base compensation of $150,000, eligibility for an annual bonus, participation in the Company’s existing benefit programs for executive officers, reimbursement of reasonable expenses, and a grant of 500,000 stock options convertible into Common Stock at the exercise price of $0.26 per share. These options have an exercise life of five years and vest, so long as Mr. Bernard remains an employee of the Company, as follows: (i) 75,000 shares on October 15, 2004, (ii) 100,000 shares on April 15, 2005, (iii) 75,000 shares on October 15, 2005, (iv) 100,000 shares on April 15, 2006, and (v) 150,000 shares on October 15, 2006.

     The agreement provides for accelerated vesting of all unvested options upon a change of control of the Company (as defined in the agreement) and permits the Company to terminate Mr. Bernard’s employment with or without cause. In the event that the Company does so with cause (as defined in the agreement), Mr. Bernard forfeits a variety of compensation and other benefits enumerated in the agreement (excluding vested stock options). In the event that the Company does so without cause, or if Mr. Bernard resigns “for good cause” (as defined in the agreement), the Company is required to pay Mr. Bernard (i) all accrued and unpaid salary, bonuses and all unreimbursed expenses, (ii) severance compensation equal to 18 months of base salary at the rate of base salary in effect immediately preceding the date of termination but not less than $150,000 per year, (iii) all unvested stock options referenced above, and (iv) all other employee benefits granted in the agreement that are received by Mr. Bernard at the time of termination for a period of one year. Finally, the agreement obligates Mr. Bernard to certain confidentiality and non-competition covenants.

Director Compensation

     The directors of the Company who are executive officers of the Company are not separately compensated for serving as directors of the Company. All directors of the Company are reimbursed by the Company for all out-of-pocket costs and expenses reasonably incurred by them in the discharge of their duties as directors, including out-of-pocket expenses incurred in attending meetings of the Board of Directors and its committees. Non-employee directors receive discretionary annual grants of stock options.

     In addition to reimbursement of such costs and expenses, members of the Board of Directors are granted stock options in connection with their initial appointment to serve as a member of the Board of Directors and in connection with their service on committees of the Board of Directors. During the fiscal year ended December 31, 2003, 250,000 stock options were granted to Mr. Berger for his service as both chair and co-chair of several Board committees, 200,000 options were granted to Ms. Cole for her Board committee service and 200,000 stock options were granted to Mr. Pulford for his Board committee service, each such director’s option grant is subject to shareholder approval at the Annual Meeting. An additional 50,000-share purchase option granted to Mr. Pulford in 2003, for his initial appointment to the Board, vests with respect to 50% of the options six months after grant with the remaining options vesting one year after grant. All other stock options granted to members of the Board in 2003 will vest on October 1, 2005. The exercise price of all options granted to directors in 2003 is equal to the closing sales price of the Common Stock on the date of the respective option grant, which was $0.14 per share. The term of each option is five years. Since Ms. Cole will no longer serve on the Board after the Annual Meeting, her unvested options will terminate at that time.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information regarding the beneficial ownership of shares of Common Stock of the Company as of December 31, 2004 (at which time the Company had 32,506,144 shares of Common Stock issued and outstanding) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the issued and outstanding Common Stock; and (ii) all executive officers and directors of the Company, individually and as a group:

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership (1)	Percent
IBSS Class B Investors, LLC (2)(3)	4,066,798	11.12%

George E. Mendenhall, PhD. (4)(5)	3,417,148	9.87%

Stuart E. Massey (4)(6)	3,348,248	9.65%

Fusion Capital Fund II, LLC (7)	2,255,715	6.94%

Donald R. Futch (4)(8)	583,876	1.77%

Carl Joseph Berger, Jr. (4)(9)	361,000	*

Michael P. Bernard (4)(10)	75,000	*

Richard D. Pulford (4)(11)	41,667	*

Shares held by all directors and executive officers as a group (6 persons total) (12)	7,826,939	20.84%

(1)	Beneficial ownership reflected in the table is determined in accordance with the rules and regulations of the Commission and generally includes voting or investment power with respect to the securities. Except as otherwise specified, each of the shareholders named in the above referenced table has indicated to us that the shareholder has sole voting and investment power with respect to all shares of Common Stock beneficially owned by that shareholder.

(2)	The address for this beneficial owner is c/o Seyburn, Kahn, Ginn, Bess, and Serlin, P.C., 2000 Town Center, Suite 1500, Southfield, Michigan 48075.

(3)	Shares indicated as being owned include (i) 2,033,399 are shares of Common Stock convertible upon exercise of warrants under an Amended and Restated Common Stock Purchase Warrant (Class B Investors) dated October 1, 2003 and (ii) 2,033,399 are shares of Common Stock convertible upon exercise of an Amended and Restated Class B Contingent Common Stock Purchase Warrant dated October 1, 2003. These shares do not include 22,821,256 shares of Common Stock that GEE Enterprises, LLC is entitled to receive upon exercise of an existing Common Stock Purchase Warrant dated October 1, 2003, which may be exercised at any time on or after October 1, 2004 through 5:00 p.m. eastern standard time on December 31, 2006.

(4)	The address for this beneficial owner is 1601 Shop Road, Suite E, Columbia, SC 29201.

(5)	Shares indicated as being owned include 2,127,499 shares issuable upon the exercise of common stock options.

(6)	Shares indicated as being owned include 2,186,148 shares issuable upon the exercise of common stock options.

(7)	The address for this beneficial owner is 222 Merchandise Mart Plaza, Suite 9-112, Chicago, Illinois 60654. Shares indicated as being owned include 1,438,750 issued under the common stock purchase agreement with Fusion Capital,

510,715 issued as an initial commitment fee, 4,256 issued as an additional commitment fee, 50,000 issued as a diligence fee, and 252,000 issued and to be earned under the Fusion Consulting Agreement (described below). We have also issued a warrant to Fusion Capital exercisable for an aggregate 937,500 shares of common stock. The warrant may not be exercised if Fusion Capital, together with its affiliates, would beneficially own more than 9.9% of our Common Stock outstanding at the time such warrant is exercised by Fusion Capital.

(8)	Shares indicated as being owned include 470,299 shares issuable upon the exercise of common stock options.

(9)	Shares indicated as being owned include 75,000 issuable under common stock warrants and 96,000 issuable upon the exercise of common stock options.

(10)	Shares indicated as being owned include 75,000 shares issuable upon the exercise of common stock options.

(11)	Shares indicated as being owned include 16,667 issuable upon the exercise of common stock options.

(12)	Shares indicated as being owned include 5,046,613 shares issuable upon the exercise of common stock options and warrants.

     Equity Compensation Arrangements

     The following table provides information with respect to compensation plans under which equity securities of the Company are authorized for issuance, as of December 31, 2004.

2004 Equity Compensation Plan Information

Number of
securities to be
	issued upon		Number of securities
	exercise of		remaining available for
	outstanding	Weighted–average	future issuance under equity
	options,	exercise price of	compensation plans
	warrants, and	outstanding options,	(excluding securities
	rights	warrants, and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	14,489,125	$0.30	2,878,723

Equity compensation plans not approved by security holders	638,735	$0.01	-0-

Total	15,127,860	$0.29	2,878,723

Item 12. Certain Relationships and Related Transactions.

     The Company is party to a sales representative and marketing agreement with one of its directors, Richard D. Pulford, and Mr. Pulford’s affiliate corporation, CSI, dated September 16, 2003 (the “Sales Agreement”). Under the terms of the Sales Agreement, Mr. Pulford is to act as an exclusive sales representative with respect to certain of the Company’s customers and a non-exclusive sales representative with respect to others and must use his best efforts to market the Company’s products worldwide in order to generate sales revenues. Mr. Pulford cannot market or sell any products that are competitive with those sold by the Company. Mr. Pulford is also obligated to perform other services for the Company, including, but not limited to, coordinating the efforts of the Company’s sales staff in working with existing clients, introducing specified customers and vendors of the Company to other customers and vendors to explore synergistic relationships, introducing financial resources to the Company’s customers, strategic partners, customers, and vendors where such financing will be directly beneficial to the Company, and searching for corporate partnering or acquisition opportunities for the Company.

     The term of the Sales Agreement is for 10 years from its date and may be renewed for successive additional renewal periods of two years each, unless one party delivers a notice not to renew within 90 days of the expiration of the then existing term. The Company is permitted to terminate Mr. Pulford upon written notice for breach of a term or provision of the Sales Agreement, but must provide him 30 days in which to cure any such breach. Mr. Pulford is obligated to indemnify the Company for specified losses that result from alleged misrepresentations or other actions and the Company has a right to audit and inspect the accounts and records generated by Mr. Pulford as a result of his sales and marketing activities.

     In exchange for these services, the Company granted to Mr. Pulford three forms of compensation. The first is the right to receive certain commissions based on the amounts collected by the Company that are a direct result of Mr. Pulford’s sales efforts. In the event that Mr. Pulford earns such commissions, he may elect to receive payment of the commissions in either (i) cash or (ii) the grant of stock options or restricted stock grants. Should Mr. Pulford elect to receive the commissions in stock options, he could be entitled to purchase up to 1,000,000 shares of Common Stock at an exercise price of $0.14 per share, which was the then market price of a share of Common Stock on September 16, 2003. The stock options that could be granted to Mr. Pulford in the event he elects to receive any commissions earned by him will vest at the rate of 1 share for each net dollar of revenue that Mr. Pulford directly or indirectly contributes to the Company’s gross revenue as a result of his sales efforts. Net revenue is defined under the Sales Agreement as license revenue, service revenue, maintenance revenue, and hardware revenue minus the cost of the hardware as well as net income that might be added to the Company’s net income by acquisition.

     The second is a non-refundable monthly cash advance of $10,000 per month (which is taken only out of the Company’s excess cash) (each, a “Draw Payment”). Each Draw Payment is applied against future commissions and the aggregate of all Draw Payments cannot exceed $175,000 in the aggregate over the term of the Sales Agreement.

     The third is a delayed signing bonus, which provides that the Company is to pay to Mr. Pulford on the earlier of (i) the 5th anniversary of the Sales Agreement (or September 16, 2008) or (ii) a “change in control” of the Company (as defined in the Sales Agreement), a lump sum in the amount of $175,000, less the amount of all Draw Payments actually paid to Mr. Pulford.

     During 2004, $105,000 was paid or accrued on behalf of Mr. Pulford in connection with this agreement.

Item 13. Exhibits

     The accompanying Exhibit Index beginning on Page 32 hereof sets forth the Exhibits that are both filed and incorporated by reference as part of this Annual Report on Form 10-KSB.

Item 14. Principal Accountant Fees and Services.

     The following table shows the aggregate fees billed or to be billed to the Company by Scott McElveen, L.L.P. for the years ended December 31, 2004 and 2003:

	2004	2003
Audit Fees (1)	$97,045	$84,971

Audit-Related Fees (2)	—	—

Tax Fees (3)	$6,000	$6,524

(1)	Audit Fees: This fee category consists of services for the audit of our annual financial statements, review of our quarterly financial statements, and services normally provided by the independent auditors in connection with statutory and regulatory filings including: services associated with SEC registration statements, other documents filed with the SEC, and documents issued in connection with securities offerings (e.g., comfort letters and consents); and advice on audit and accounting matters that arose during the audit or review of our financial statements.

(2)	Audit-Related Fees: This fee category consists of assurance and related services by Scott McElveen, L.L.P. that are reasonably related to performing the audit and review of our financial statements and are not reported above under “Audit Fees.” The services for these fees include other accounting and consultation related to certain third-party contracts.

(3)	Tax Fees: This fee category consists of professional services rendered by Scott McElveen, L.L.P. for tax return preparation, tax compliance and tax planning and advice.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2005	By:	/s/ George E. Mendenhall

Name: George E. Mendenhall
Title: Chief Executive Officer
and Chairman of the Board

     In accordance with the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated below:

Signature	Title	Date
/s/ George E. Mendenhall	Chief Executive Officer and Chairman	April 15, 2005
of the Board (principal executive
George E. Mendenhall	officer)

/s/ Michael P. Bernard	Chief Financial Officer (principal	April 15, 2005
financial officer and principal
Michael P. Bernard	accounting officer)

/s/ Stuart E. Massey	Executive Vice President,	April 15, 2005
Secretary, and Director
Stuart E. Massey

/s/ Richard D. Pulford	Director	April 15, 2005

Richard D. Pulford

/s/ Carl Joseph Berger, Jr.	Director	April 15, 2005

Carl Joseph Berger, Jr.

Integrated Business Systems and Services, Inc.

Index to Financial Statements

Pages
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Shareholders’ Deficiency	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7 to F-28

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Integrated Business Systems and Services, Inc.
Columbia, South Carolina

We have audited the accompanying balance sheets of Integrated Business Systems and Services, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related statements of operations, changes in shareholders’ deficiency and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a current year net loss, an accumulated deficit, and a working capital deficiency. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Scott McElveen, L.L.P.

Columbia, South Carolina
March 24, 2005

Integrated Business Systems and Services, Inc.
Balance Sheets
December 31,

	2004	2003
Assets
Current assets:

Cash and cash equivalents	$105,084	$214,925
Accounts receivable, trade	66,637	265,644
Interest receivable	3,065	31,789
Notes receivable	75,000	––
Prepaid expenses	19,646	726

Total current assets	269,432	513,084

Capitalized software costs, net	10,948	63,172
Property and equipment, net	256,911	377,540
Interest receivable, non current	37,331	––
Other assets	50,000	52,000

Total assets	$624,622	$1,005,796

Liabilities and Shareholders’ Deficiency
Current liabilities:
Convertible notes payable, net of discount	$558,439	$496,219
Shareholder advances	601,000	––
Current portion of long-term debt	309,131	8,664
Accounts payable	52,510	104,505
Accrued liabilities:
Accrued compensation and benefits	160,166	334,978
Accrued payroll taxes	29,649	54,022
Accrued professional fees	326,241	79,073
Accrued interest	55,857	30,543
Accrued rent	15,000	67,604
Other	7,090	25,500
Deferred revenue	134,873	10,063

Total current liabilities	2,249,956	1,211,171
Long-term debt, net of discount	2,872,251	3,193,960

Total liabilities	5,122,207	4,405,131

Commitments and contingencies

Shareholders’ deficiency:
Preferred stock, undesignated par value, 10,000,000 shares, none authorized or issued	—	—
Common shares, voting, no par value, 200,000,000 shares authorized, 32,506,144 and 26,880,404 shares outstanding at December 31, 2004 and 2003, respectively	21,683,495	20,868,000
Notes receivable officers/directors	(131,080)	(131,080)
Accumulated deficit	(26,050,000)	(24,136,255)

Total shareholders’ deficiency	(4,497,585)	(3,399,335)

Total liabilities and shareholders’ deficiency	$624,622	$1,005,796

The accompanying notes are an integral part of these financial statements.

Integrated Business Systems and Services, Inc.
Statements of Operations
for the years ended December 31,

	2004	2003	2002
Revenues
Services	$1,743,595	$3,133,796	$2,728,355
Software licensing	36,738	55,937	506,590
Maintenance	116,938	82,040	67,799
Hardware sales	130,784	38,970	84,802

Total revenues	2,028,055	3,310,743	3,387,546

Cost of revenues
Services	686,721	912,175	1,023,634
Software licensing	62,506	191,394	190,023
Maintenance	211,346	110,714	87,623
Hardware sales	106,129	26,764	66,280

	1,066,702	1,241,047	1,367,560

Gross margin	961,353	2,069,696	2,019,986

Operating expenses
General and administrative	1,389,969	1,693,122	2,512,321
Sales and marketing	769,397	311,010	311,402
Research and development costs	545,772	193,574	376,660
Bad debt expense	11,400	21,770	51,126

Total operating expenses	2,716,538	2,219,476	3,251,509

Loss from operations	(1,755,185)	(149,780)	(1,231,523)

Other income (losses and expenses):
Loss on disposal of equipment	—	(15,500)	(11,999)
Other income (expense)	(11,468)	39,363	128,050
Interest income	8,749	5,250	4,442
Interest expense	(155,841)	(726,654)	(1,196,384)
Non-controlling interest	—	—	(847,353)

Net loss	$(1,913,745)	$(847,321)	$(3,154,767)

Loss per share:
Net loss
Basic and diluted	$(0.06)	$(0.04)	$(0.17)

The accompanying notes are an integral part of these financial statements.

Integrated Business Systems and Services, Inc.
Statements of Changes in Shareholders’ Deficiency

			Notes		Accumulated
			Receivable		Deficit and	Total
	Common Stock		Officers/	Unearned	Minority	Shareholders’
	Issued	Amount	Directors	Compensation	Interest	Deficiency
Balance, December 31, 2001	17,774,694	$18,041,226	$(131,080)	$—	$(20,981,520)	$(3,071,374)

Sale of common shares	523,985	142,000	—	—	—	142,000
Subordinated debt converted to common shares	3,821,010	767,851	—	—	—	767,851
Accounts payable converted to common shares	38,117	62,845	—	—	—	62,845
Accounts payable converted to warrants	—	30,000	—	—	—	30,000
Issuance of warrants	—	472,112	—	—	—	472,112
Deferred stock compensation	—	122,869	—	(42,581)	—	80,288
Long-term debt beneficial conversion	—	228,076	—	—	—	228,076
Exercise of options	72,452	10,699	—	—	—	10,699
Net loss	—	—	—	—	(3,154,767)	(3,154,767)
Non-controlling interest in net assets	—	—	—	—	847,353	847,353

Balance, December 31, 2002	22,230,258	19,877,678	(131,080)	(42,581)	(23,288,934)	(3,584,917)

Sale of common shares	2,150,000	430,000	—	—	—	430,000
Subordinated debt converted to common shares	2,080,163	337,074	—	—	—	337,074

Accounts payable converted to common shares	112,618	23,660	—	—	—	23,660
Issuance of warrants for services	—	19,000	—	—	—	19,000
Deferred stock compensation	—	162,477	—	42,581	—	205,058
Stock issued for services	125,000	16,250	—	—	—	16,250
Exercise of options	182,365	1,861	—	—	—	1,861
Net loss	—	—	—	—	(847,321)	(847,321)

Balance, December 31, 2003	26,880,404	20,868,000	(131,080)	—	(24,136,255)	(3,399,335)

Sale of common shares	4,648,215	622,541	—	—	—	622,541
Accounts payable converted to common shares	326,145	76,470	—	—	—	76,470
Stock issued for services	577,000	115,740	—	—	—	115,740

Exercise of options	74,380	744	—	—	—	744
Net loss	—	—	—	—	(1,913,745)	(1,913,745)

Balance, December 31, 2004	32,506,144	$21,683,495	$(131,080)	$—	$(26,050,000)	$(4,497,585)

The accompanying notes are an integral part of these financial statements

Integrated Business Systems and Services, Inc.
Statements of Cash Flows
for the years ended December 31,

	2004	2003	2002
Operating activities
Net loss	$(1,913,745)	$(847,321)	$(3,154,767)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	141,290	146,369	148,879
Provision for losses on notes and accounts receivable	11,400	—	41,601
Amortization of software costs	52,225	178,122	179,217
Loss on disposal of equipment	—	15,500	11,999
Non-controlling interest in net loss	—	—	847,353
Non-cash interest expense	114,220	306,301	815,263
Deferred compensation	—	205,058	80,288
Issuance of warrants and stock in payment of accounts payable and accrued liabilities	176,719	35,250	72,000
Changes in operating assets and liabilities:
Accounts receivable, trade	187,606	(62,674)	162,398
Unbilled revenue	—	—	38,856
Interest receivable	(8,607)	(5,250)	(1,904)
Prepaid expenses and other assets	(16,920)	22,562	(35,193)
Accounts payable	(51,995)	(49,658)	(151,877)
Accrued liabilities	13,658	179,244	182,878
Deferred revenue	124,810	(63,264)	(20,050)

Cash provided by (used in) operating activities	(1,169,339)	60,239	(783,059)

Investing activities
Notes receivable	(75,000)	—	—
Purchases of property and equipment	(20,661)	(139,560)	(560)
Proceeds from sale of property and equipment	—	—	3,900
Related party receivables, net	—	5,600	9,794

Cash provided (used in) by investing activities	(95,661)	(133,960)	13,134

Financing activities
Payments on notes payable	(52,000)	(322,500)	(175,000)
Proceeds from issuance of convertible debt	—	—	839,000
Proceeds from issuance of long-term debt	—	130,000	—
Payments on long-term debt	(21,242)	(6,589)	—
Shareholder advances	601,000	—	—
Sale of common shares	626,657	430,000	100,000
Proceeds from exercise of common stock options and warrants	744	1,861	10,699
Proceeds from issuance of convertible promissory notes	—	—	45,000

Cash provided by financing activities	1,155,159	232,772	819,699

Net increase (decrease) in cash	(109,841)	159,051	49,774
Cash and cash equivalents at beginning of period	214,925	55,874	6,100

Cash and cash equivalents at end of period	$105,084	$214,925	$55,874

The accompanying notes are an integral part of these financial statements.

Integrated Business Systems and Services, Inc.
Notes to Financial Statements

Note 1. Going Concern:

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, Integrated Business Systems and Services, Inc. (“IBSS” or the “Company”) had a working capital deficiency and an accumulated deficit of approximately $1,980,524 and $26,050,000, respectively, at December 31, 2004. In addition, the Company has experienced a significant decline in revenues from its largest customer without a corresponding increase in revenues from other sources. Further, as disclosed below, the Company currently is in default on the payment of principal and interest under certain notes issued in 2001. The hold of a senior secured note with principal and interest of $539,078 as of December 31, 2004 has demanded payment in full. The Company cannot make any such payment at this time. Without an increase in revenues from all sources or an additional capital infusion, or both, the Company will not be able to meet its current and future financial obligations.

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

     Investor Debt and Other Payables. On October 1, 2003, IBSS restructured substantially all of its short-term investor debt. Under the restructured debt instruments, approximately 90% of the principal balance is not payable until the fourth quarter of 2006. In addition, during the third and fourth quarters of 2004, the Company received advances from certain of its existing shareholders of $651,000 in the aggregate for short-term working capital purposes. Of this amount, $50,000 has been converted to 250,000 shares of common stock and 125,000 common stock warrants with an exercise price of $0.40 per share. The remainder of these advances is outstanding at December 31, 2004 and the Company is not currently paying or accruing any interest related to this balance.

     In the months since the issuance of IBSS’ currently outstanding convertible debt, holders of a portion of this debt have converted the principal and accrued interest on all or a portion of their debt into common stock. Although these conversions have reduced IBSS’ principal and interest obligations, IBSS is currently faced with principal and interest obligations on the remaining convertible debt that it will not be able to satisfy from currently projected cash flows from operations. In this regard, the holder of a senior secured note with $539,078 of principle and accrued interest outstanding as of December 31, 2004 (the “Note”) representing the largest portion of the remainder of this debt, has recently demanded payment in full. According to its terms, this Note became due and payable in full on January 1, 2003. The Company has not made, and cannot make, any such payment at this time. The Company is currently investigating the circumstances surrounding the execution and approval of the Note and disputes the amount it may owe under the Note. While the Company hopes to negotiate a settlement to this demand that will be mutually acceptable to both parties, no assurance can be given that the Company will be successful in this endeavor.

     Additional Capital. IBSS is seeking to raise additional capital during 2005 through the private placement of convertible debt or equity securities, or both. Because of several factors, including the operating, market and industry risks associated with an investment in its common stock, the fact that IBSS’ common stock is no longer traded on the Nasdaq Stock Market and is currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) maintained by the National Association of Securities Dealers (“NASD”), and the continued weakness in the capital markets in general and the technology sectors in particular, IBSS may experience difficulty in raising additional financing until its operating results or overall market conditions reflect sustained improvement.

Integrated Business Systems and Services, Inc.
Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies:

IBSS is the provider of Synapse™, a complete framework and methodology used to create, implement and manage a wide variety of dynamic, distributed, networked, and real-time enterprise applications. Synapse™ utilizes a single, flexible framework to provide time and cost advantages in the development, deployment, and on-going management of customized applications. IBSS provides solutions to customers for mission-critical technologies in manufacturing, distribution, healthcare, finance, insurance, retail, education and government using Synapse™ to take advantage of technologies such as wireless networking, mobile computing and Radio Frequency Identification (“RFID”).

Basis of Consolidation – In 2003 and 2002, the financial statements included the accounts of IBSS and its majority-owned subsidiary, Synamco, L.L.C. (collectively “IBSS”). Synamco, LLC was liquidated effective December 31, 2003.

Cash and Cash Equivalents – IBSS considers all highly liquid investments with a maturity of three months or less at date of acquisition to be cash equivalents.

Accounts Receivable – Accounts receivable are customer obligations due under normal trade terms. IBSS performs continuing credit evaluations of its clients and generally does not require collateral. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible are included in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes all accounts receivable are fully collectable and therefore has not established an allowance as of December 31, 2004. However, write-offs may occur on the outstanding accounts receivable balances.

Notes Receivable – During the second quarter of 2004, the Company advanced $75,000 to a company involved with the development of a patented directional RFID tag tracking and reporting process. These advances are evidenced by promissory notes that are collateralized by exclusive rights to certain patents, bear interest at the prime rate plus 2% and are due to be repaid no later than May 31, 2005. All amounts due under these notes were repaid in January 2005.

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

Research and Development – Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at discovery of new knowledge which will be useful in developing new products or processes, or significantly enhancing existing products or production processes, and the implementation of such through design, testing of product alternatives or construction of working models. Such costs are charged to operations as incurred.

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

Because IBSS believes its current process for developing software is essentially completed concurrently with the establishment of a working model, no costs have been capitalized during 2004 or 2003.

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

Integrated Business Systems and Services, Inc.
Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies (continued):

Stock-Based Compensation (continued) – In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123®, “Share-Based Payment,” effective July 1, 2005, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123® requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, only recognizes compensation cost for employee stock options to the extent that options have been issued below the fair market value of the underlying stock on the date of grant. Accordingly, the adoption of Statement 123’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123® cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123® in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income below.

Had compensation cost for options granted under IBSS’ stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, IBSS’ net income and earnings per share would have changed to the pro forma amounts listed below:

	2004	2003	2002
Net loss:
As reported	$(1,913,745)	$(847,321)	$(3,154,767)
Add: stock-based compensation expense included in reported net loss	—	205,058	80,288
Deduct: stock-based compensation expense determined under the fair value based method for all awards	(173,524)	(305,465)	(750,043)

Pro forma net loss	$(2,087,269)	$(947,728)	$(3,824,522)

Net loss per common share:
As reported:
Basic and diluted	$(0.07)	$(0.04)	$(0.17)

Pro forma:
Basic and diluted	$(0.07)	$(0.04)	$(0.20)

See Note 10 for more information regarding IBSS’ stock compensation plans and the assumptions used to prepare the pro forma information presented above.

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

Integrated Business Systems and Services, Inc.
Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies (continued):

Equity Instruments (continued) – From time to time, IBSS issues convertible securities with beneficial conversion features, whereby the conversion feature is “in the money” and therefore there is a presumption that the debt will be converted prior to, or at, maturity. In accordance with FASB Emerging Issues Task Force (“EITF”) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” IBSS allocates a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in-capital, included as a component of its no par value common stock. IBSS recognizes the proceeds allocated to the beneficial conversion feature as interest expense through the date of earliest conversion. IBSS limits the discount assigned to the beneficial conversion feature to the amount of proceeds allocated to the convertible instrument. During the year ended December 31, 2002, interest expense attributable to the beneficial conversion feature was reduced by approximately $615,000 due to the limits imposed upon IBSS by EITF 98-5.

In accordance with EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” IBSS allocates the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange on a relative fair value basis.

During the years ended December 31, 2003 and 2002, IBSS granted fully exercisable warrants for services rendered. The fair market value of the warrants was calculated on the measurement date using the Black-Scholes pricing model and is generally amortized ratably over the term of the respective agreement or service period, whichever is shorter.

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

IBSS’ two largest customers accounted for the following percentage of net sales in each respective period:

	Largest	2nd Largest
	Customer	Customer
2004	81%	14%
2003	93%	4%
2002	88%	11%

Integrated Business Systems and Services, Inc.
Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies (continued):

Concentrations of Credit Risk – Accounts receivable due from these customers were approximately $36,000 (54%) and $250,000 (94%) at December 31, 2004 and 2003, respectively. No other customers accounted for more than 5% of fiscal 2004, 2003 or 2002 net sales.

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

Financial Instruments – The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of IBSS’ notes payable and long-term debt at December 31, 2004 and 2003, approximate fair value as they bear interest at market rates.

Advertising Costs – IBSS expenses all advertising costs as incurred.

Non-Controlling Interest in Net Assets – IBSS records the minority interest portion of its majority-owned operations, which are applicable to the minority interest partners, as a component of equity and in its statements of operations.

New Accounting Standards – In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, (SFAS 151), an amendment of Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. This accounting standard, which is effective for annual periods beginning after June 15, 2005, requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges. The adoption of SFAS 151 is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, (SFAS 153) Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (APB 29). This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. The adoption of SFAS 153 is not expected to have a material effect on the Company’s financial position or results of operations.

Integrated Business Systems and Services, Inc.
Notes to Financial Statements

Note 3. Capitalized Software Costs:

Capitalized software costs consist of the following at December 31:

	2004	2003
Internally developed software	$998,105	$998,105
Less accumulated amortization	(987,157)	(934,933)

Capitalized software costs, net	$10,948	$63,172

IBSS has determined that no write-down of capitalized software costs for impairment is necessary for the reporting periods included in these financial statements.

Note 4. Property and Equipment:

Property and equipment consists of the following at December 31:

	2004	2003
Computer equipment	$291,623	$270,962
Furniture and fixtures	138,062	138,062
Marketing equipment	107,514	107,514
Office and other equipment	102,831	102,831
Computer software	76,271	76,271
Leasehold improvements	130,000	130,000

	846,301	825,640
Less accumulated depreciation	(589,390)	(448,100)

Property and equipment, net	$256,911	$377,540

Integrated Business Systems and Services, Inc.
Notes to Financial Statements

Note 5. Convertible Notes Payable:

	2004	2003
Note payable to a third party bearing interest at 10%, established minimum monthly principal and interest payments, original note balance of $350,000, note matures January 1, 2003. Principal and interest are convertible into common shares at $0.50 per share.	$539,078	$431,289
Note payable to a third party bearing interest at 10%, established minimum monthly principal and interest payments, original note balance of $271,000, note matures January 1, 2003. Principal and interest are convertible into common shares at $0.50 per share.	19,361	64,930

	$558,439	$496,219

     Under the terms of the convertible notes payable, if the required minimum monthly payments (as prescribed in the notes) are not made, the note is in default status. In the event of default, the notes are due on demand and interest escalates to 22%. All events of default occurring through August 15, 2003 were waived by the note holders. Subsequent to August 15, 2003, the notes were considered to be in default and accrued interest at 22%. All payments made under the notes are required by the holder to be applied first to interest and then to principal and any interest which is not received by the due date be added to the principal balance and bear interest in the same manner as any unpaid note balances. The notes are collateralized by all of the assets of IBSS. On October 29, 2004, the holder of the senior secured note with $539,078 of principle and accrued interest outstanding as of December 31, 2004 (the “Note”) demanded payment in full. On March 15, 2005, the holder of this Note has again demanded payment in full and has indicated that, in the absence of immediate resolution of this matter, the holder will explore immediate foreclosure on its secured interest under the Note. According to its terms, this Note became due and payable in full on January 1, 2003. As previously disclosed, the Company has not made, and cannot make, any such payment at this time. The Company is currently investigating the circumstances surrounding the execution and approval of the Note and disputes the amount it may owe under the Note. While the Company hopes to negotiate a settlement to this demand that will be mutually acceptable to both parties, no assurance can be given that the Company will be successful in this endeavor.

As part of the financing, IBSS issued the debt holders 423,000 detachable warrants with three-year terms, which entitle the holder to purchase one common share for each warrant. The warrants are exercisable at prices ranging from $1.00 to $3.30 per share.

Note 6. Long-Term Debt

	2004	2003
Loan payable to an executive officer bearing interest at prime rate, principal and interest due on demand on or after January 1, 2005.	$107,048	$107,048
Loan payable to an executive officer bearing interest at prime rate, principal and interest due on demand on or after January 1, 2005.	98,042	98,042
Loan payable to an executive officer bearing interest at prime rate, principal and interest due on demand on or after January 1, 2005.	94,470	107,048
Loan payable to a third party, interest at 10%, principal and interest due monthly, maturing January 1, 2013.	114,746	123,410
Loan payable to a third party bearing zero interest, principal and interest due December 31, 2006.	1,031,677	1,031,677
Loan payable to a third party bearing zero interest, principal and interest due December 31, 2006.	1,735,399	1,735,399

	3,181,382	3,202,624
Less current maturities	(309,131)	(8,664)

	$2,872,251	$3,193,960

Integrated Business Systems and Services, Inc.
Notes to Financial Statements

Note 6. Long-Term Debt (continued):

On December 31, 2001, IBSS issued $2,286,640 principal amount of convertible notes, including a $1,013,000 refinance of the March 2, 2001 debt issue, due in full on January 1, 2004, or at the point proceeds greater than $1 million are received from investor funding. The December 31, 2001 debt issue refinanced various cash advances received by IBSS during 2001, totaling $1,273,640. Interest on the notes was payable in arrears on January 1, 2003 and January 1, 2004. Interest accrued at a graduating scale beginning at 9% for the first 90 days and increased by 1% each 90-day period thereafter. If all principal and interest amounts due were paid by January 1, 2003, and there are no events of default, interest was to remain at 9%. The notes were convertible in whole or part at any time at the option of the holder at the lesser of $1.00 per share or 50% of the average closing price for the 30 days prior to conversion. IBSS issued 1,822,519 warrants at an original exercise price of $1.60 in consideration for these convertible notes. During 2002, approximately $568,000 of the notes were converted into shares of common stock.

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

On October 1, 2003, the outstanding balances on the above debt issues were refinanced. The terms of the new notes included combining the accrued interest with the outstanding loan balance, ceasing interest accruals and voiding the conversion rights. In consideration for voiding the conversion rights, 38,035,426 warrants were issued which correlated with the conversion price prior to the refinancing. The warrants have a three-year life, a fixed exercise price of $0.0725 and are exercisable on or after October 1, 2004. The notes are due in full on December 31, 2006. The notes are collateralized by all of the assets of IBSS.

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

Annual principal maturities on long-term debt are as follows:

2005	$309,131
2006	2,777,650
2007	11,681
2008	12,904
2009	14,156
Thereafter	55,860

$3,181,382

Integrated Business Systems and Services, Inc.
Notes to Financial Statements

Note 7. Shareholders’ Deficiency:

Preferred Stock - IBSS’ authorized shares of preferred stock may be issued in one or more series, and the Board of Directors is authorized, without further action by the shareholders, to designate the rights, preferences, limitations and restrictions of and upon shares of each series, including dividend, voting, redemption and conversion rights. The Board of Directors also may designate par value, preferences in liquidation and the numbers of shares constituting any series. There are not any shares of preferred stock outstanding at December 31, 2004 or 2003.

Common shares – On June 10, 2004, the shareholders of the Company approved an amendment to its Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000 shares. IBSS’ common shares have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the common shares.

Private Offerings – In October 2003, IBSS closed three private offerings totaling $180,000. Total shares issued were 2,150,000 at $0.20 per share. In connection with the offerings, IBSS issued 450,000 stock purchase warrants with a two-year life exercisable at $0.40 per share.

In December 2003, IBSS closed a private equity offering with Generation Capital Associates, Inc. ( “GCA”). Under the terms of the stock purchase agreement, dated December 24, 2003, with GCA, IBSS sold to GCA 1,250,000 shares of Common Stock. Under the terms of the stock purchase warrant issued to GCA, IBSS granted to GCA warrants to purchase up to 1,000,000 shares of Common Stock at $0.40 per share. In exchange for the GCA Shares and GCA Warrants, GCA paid $250,000 to IBSS on December 31, 2003.

During 2004, the Company raised an additional $505,000 in working capital through the private sale of 2,525,000 shares of common stock and 1,262,500 warrants with an exercise price of $0.40 and term of five years.

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

On June 28, 2004, the Company entered into a common stock purchase agreement with Fusion Capital pursuant to which it sold 1,250,000 shares of Common Stock and 937,500 Common Stock purchase warrants for $250,000 and Fusion Capital agreed to purchase up to an additional $6,000,000 over a 24-month period. 560,710 shares of Common Stock were issued in connection with this agreement as a commitment fee. Up to an additional 556,454 shares of common stock are issuable pro rata as Fusion Capital purchases common stock under the common stock purchase agreement. The Company estimates that the maximum number of shares it will sell to Fusion Capital under the common stock purchase agreement, in addition to the shares already issued, will be 15,000,000 shares assuming Fusion Capital purchases all $6,000,000 of Common Stock. The Company has the right to control the amount and timing of sales of its Common Stock to Fusion Capital under the common stock purchase agreement. However, under the terms of the common stock purchase agreement, Fusion Capital does not have the right nor the obligation to purchase shares of IBSS Common Stock in the event that the price of its Common Stock is less than $0.20. During the quarter ended December 31, 2004, Fusion purchased 250,000 shares of the Company’s Common Stock at $0.20 per share resulting in aggregate proceeds of $50,000.

Integrated Business Systems and Services, Inc.
Notes to Financial Statements

Note 7. Shareholders’ Deficiency (continued):

Warrants – The following table shows warrants outstanding for the purchase of common shares at December 31, 2004. Warrants are exercisable at the option of the holder.

Issue Date	Exercise Price	Outstanding
February 25, 2000	$2.50 for Group A; and $3.50 for Group B	501,875
May 30, 2000	$6.00 per share in years one through nine.	50,002
November 7, 2000	$7.69 per share in years one though five.	30,000
January 1, 2001	$3.91 per share in years one through five.	100,000
December 31, 2001	$0.60 per share in years one through two.	1,123,000
December 31, 2001	Lesser of $1.00 per share or 1/3 of average trading price
	for the 10 days ended 2 days prior to exercise in years
	one through three (as amended)	600,000
September 11, 2001	$2.85 per share in years one through ten.	100,000
November 20, 2001	$1.84 per share in years one through five.	25,000
December 31, 2001	$0.07275 per share in years one through four (as amended).	2,497,519
January 1, 2002	Lesser of $1.00 per share or 1/2 of average trading price
	for the 10 days ended 2 days prior to exercise in years
	one through three.	100,000
February 19, 2002	$0.65 per share in years one through three.	200,000
March 21, 2002	Lesser of $1.00 per share or 1/2 of average trading price
	for the 10 days ended 2 days prior to exercise in years
	one through three.	100,000
April 1, 2002	Lesser of $1.00 per share or 1/2 of average trading price
	for the 10 days ended 2 days prior to exercise in years
	one through three.	100,000
October 1, 2003	$0.07275 per share in years two through three.	38,035,426
October 1, 2003	$0.07275 per share.	2,961,640
October 28, 2003	$0.30, $0.35, $0.40 and $0.45 in years one through five.	200,000
December 4, 2003	$0.40 per share in years one through two.	250,000
December 17, 2003	$0.40 per share in years one through two.	200,000
December 30, 2003	$0.40 per share in years one through five.	1,000,000
March 1, 2004	$0.40 per share in years one through five.	2,500,000
March 31, 2004	$0.40 per share in years one through five.	250,000
April 27, 2004	$0.40 per share in years one through five.	200,000
May 5, 2004	$0.40 per share in years one through five.	62,500
May 18, 2004	$0.40 per share in years one through five.	125,000
June 28, 2004	$0.40 per share in years one through five.	937,500
December 29, 2004	$0.40 per share in years one through five.	125,000

Total Outstanding Warrants		52,374,462

Approximately 14,300,000 warrants outstanding are fully vested and exercisable at December 31, 2004.

Integrated Business Systems and Services, Inc.

Notes to Financial Statements

Note 7. Shareholders’ Deficiency (continued):

		Weighted average
		exercise
	Warrants	price per share
Outstanding at December 31, 2001	6,232,556	$2.07
Granted during the year	500,000	$0.71
Exercised during the year	—	$—
Expired during the year	(50,000)	$1.87

Outstanding at December 31, 2002	6,682,556	$1.60
Granted during the year	39,685,426	$0.09
Exercised during the year	—	$—
Expired during the year	(270,000)	$5.85

Outstanding at December 31, 2003	46,097,982	$0.24
Granted during the year	7,161,640	$0.26
Exercised during the year	—	$—
Expired during the year	(885,160)	$4.55

Outstanding at December 31, 2004	52,374,462	$0.13

Exercisable at December 31, 2004	14,339,000	$0.43

Note 8. Loss per share:

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share:

	2004	2003	2002
Numerator:
Numerator for basic and diluted loss per share	$(1,913,745)	$(847,321)	$(3,154,767)

Denominator:
Weighted average common shares – basic and diluted calculation	29,963,195	22,922,301	18,941,043

Basic and diluted loss per share	$(0.06)	$(0.04)	$(0.17)

The warrants and options were not included in the computation of diluted loss per share because the warrants and options would have an antidilutive effect when included in the computation due to IBSS’s net loss.

Integrated Business Systems and Services, Inc.

Notes to Financial Statements

Note 9. Employee Benefits:

Retirement Plan — IBSS maintains a 401(k) retirement plan, which is managed by an outside trustee. All employees are eligible to participate. IBSS has not contributed to the 401(k) plan.

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

Information with respect to options granted under the 1997 Option Plan is as follows:

		Weighted average
		exercise
	Stock Options	price per share
Outstanding at December 31, 2001 (1)	264,800	$1.16
Outstanding at December 31, 2001	590,898	$5.71
Granted during the year	418,000	$0.97
Exercised during the year (1)	(30,452)	$1.05
Expired or cancelled during the year (1)	(99,848)	$0.99
Expired or cancelled during the year	(197,400)	$3.75

Outstanding at December 31, 2002 (1)	134,500	$1.21

Outstanding at December 31, 2002	811,498	$4.86

Granted during the year	—	$—
Exercised during the year (1)	—	$—
Expired or cancelled during the year (1)	(52,500)	$1.87
Expired or cancelled during the year	(296,998)	$2.24

Outstanding at December 31, 2003 (1)	82,000	$0.95

Outstanding at December 31, 2003	514,500	$4.29

Exercisable at December 31, 2003 (1)	82,000	$0.95

Exercisable at December 31, 2003	493,750	$4.24

Granted during the year	—	$—
Exercised during the year (1)	—	$—
Expired or cancelled during the year (1)	(82,000)	$0.95
Expired or cancelled during the year	(123,000)	$2.22

Outstanding at December 31, 2004 (1)	—	$—

Outstanding at December 31, 2004	391,500	$4.94

Exercisable at December 31, 2004(1)	—	$—

Exercisable at December 31, 2004	391,500	$4.94

(1)	Canadian Dollars; The Canadian exchange rates to one U.S. dollar at December 31, 2003, 2002 and 2001 were $1.2946, $1.5769 and $1.5911, respectively.

Integrated Business Systems and Services, Inc.

Notes to Financial Statements

Note 9. Employee Benefits (continued):

Stock Option Plans (continued):

2001 Option Plan – On June 28, 2000, IBSS adopted the 2001 Stock Incentive Plan (the “2001 Option Plan”), effective January 1, 2001. The 2001 Option Plan provides for option awards of up to 16,200,000 shares, stock appreciation rights and restricted stock awards. The options have terms up to ten years.

Information with respect to options granted under the 2001 Option Plan is as follows:

		Weighted average
		exercise
	Stock Options	price per share
Outstanding at December 31, 2001	78,000	$3.41
Granted during the year	565,625	$0.68
Exercised during the year	—	$—
Expired or cancelled during the year	(28,813)	$1.78

Outstanding at December 31, 2002	614,812	$0.98

Exercisable at December 31, 2002	238,034	$1.63

Granted during the year	13,275,000	$0.14
Expired or cancelled during the year	(133,187)	$0.73

Outstanding at December 31, 2003	13,756,625	$0.17

Exercisable at December 31, 2003	4,706,892	$0.22

Granted during the year	550,000	$0.27
Expired or cancelled during the year	(209,000)	$0.28

Outstanding at December 31, 2004	14,097,625	$0.17

Exercisable at December 31, 2004	7,135,000	$0.20

2002 Option Plan – During 2002, IBSS’ Board of Directors adopted a non-qualified stock option plan (the “2002 Option Plan”), effective August 1, 2002. The maximum number of common shares reserved for issuance under the 2002 Option Plan is 939,756 shares.

Information with respect to options granted under the 2002 Option Plan is as follows:

		Weighted average
		exercise
	Stock Options	price per share
Outstanding at December 31, 2001	—	$—
Granted during the year	308,723	$0.01
Exercised during the year	—	$—
Expired or cancelled during the year	—	$—

Outstanding at December 31, 2002	308,723	$0.01
Granted during the year	631,033	$0.01
Exercised during the year	(174,435)	$0.01
Expired or cancelled during the year	(52,206)	$—

Outstanding at December 31, 2003	713,115	$0.01
Granted during the year	—	$—
Exercised during the year	(74,380)	$0.01
Expired or cancelled during the year	—	$—

Outstanding and exercisable at December 31, 2004	638,735	$0.01

Integrated Business Systems and Services, Inc.

Notes to Financial Statements

Note 9. Employee Benefits (continued):

Stock Option Plans (continued):

For the years ended December 31, 2003 and 2002, IBSS recognized expense related to stock-based compensation of approximately $205,000 and $80,000, respectively. IBSS did not recognize any expense related to stock-based compensation during 2004.

The pro forma disclosures required by SFAS 123 regarding net loss and net loss per share are stated as if IBSS had accounted for stock options using fair values. Using the Black-Scholes option-pricing model the fair value at the date of grant for these options was estimated using the following assumptions:

	2004	2003	2002
Dividend yield	—	—	—
Expected volatility	129%	137%	122%
Risk-free rate of return	3.02-3.38%	2.6-2.9%	2.9-3.3%
Expected option life, years	5	5	5

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

Note 10. Income Taxes:

Deferred income taxes reflect the net tax effect of temporary differences and carryforwards between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of IBSS’ deferred tax assets and liabilities consisted of the following at December 31:

	2004	2003	2002
Deferred tax assets:
Operating loss carryforwards	$7,828,529	$7,296,194	$7,617,558
Deferred revenue	51,252	3,824	27,864
Other, net	58,191	52,336	46,063
Valuation allowance	(7,920,767)	(7,293,155)	(7,533,164)

Total deferred tax assets	17,205	59,199	158,321

Deferred tax liabilities:
Capitalized software costs	(4,160)	(24,005)	(91,692)
Depreciation	(13,045)	(35,194)	(55,011)
Other, net	—	—	(11,618)

Total deferred tax liabilities	(17,205)	(59,199)	(158,321)

Total	$—	$—	$—

Temporary differences and carryforwards, which gave rise to significant portions of deferred tax assets and liabilities at December 31, are as follows:

	2004	2003	2002
Operating loss carryforward	$532,292	$(321,364)	$1,396,538
Deferred revenue	47,427	(24,040)	(7,619)
Other, net	28,047	37,709	(86,321)
Capitalized software costs	19,846	67,687	68,103
Valuation allowance	(627,612)	240,008	(1,370,701)

Net deferred income taxes	$—	$—	$—

Integrated Business Systems and Services, Inc.

Notes to Financial Statements

Note 10. Income Taxes (continued):

The principal reasons for the differences between income tax expense and the amount computed by applying the statutory federal rate to pre-tax loss were as follows for the three years ended December 31:

	2004	2003	2002
Tax at statutory federal rate	$(650,673)	$(288,089)	$(1,057,321)
Effect on rate of:
Stock options, warrants and other	78,180	168,540	(191,386)
Life insurance premiums	3,499	4,309	2,428
Penalties	6,274	6,063	27,688
Non-deductible expenses	1,213	884	1,676
State income taxes, net of federal income tax effect	(66,105)	348,301	(153,786)
Change in valuation allowance	627,612	(240,008)	1,370,701

Total	$—	$—	$—

As of December 31, 2004, IBSS had federal and state net operating loss carryforwards of approximately $20,600,000. The net operating loss carryforwards will expire between 2012 and 2024, if not utilized.

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

In determining that is was more likely than not that the recorded deferred tax asset would not be realized, management of IBSS considered the following: (1) recent operating results, (2) the budgets and forecasts that management and the Board of Directors had adopted for the next fiscal year, (3) the ability to utilize NOL’s prior to their expiration, (4) the potential limitation of NOL utilization in the event of a change of ownership and (5) the generation of future taxable income in excess of income reported on the financial statements.

A valuation allowance of approximately $7,921,000 and $7,293,000 at December 31, 2004 and 2003, respectively, remained necessary in the judgment of management because the factors noted above (i.e. forecasts) did not support the utilization of less than a full valuation allowance.

Integrated Business Systems and Services, Inc.

Notes to Financial Statements

Note 11. Related Party Transactions:

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

Accounts payable and accrued expenses – At December 31, 2004 and 2003, IBSS had approximately $15,000 and $296,000, respectively, owed to related parties included in accounts payable and accrued expenses, exclusive of payroll accruals.

Notes receivable – At December 31, 2004, IBSS held two notes receivable with balances totaling $131,080 due from IBSS’ chief executive officer and its executive vice president. IBSS loaned these officers money to exercise Common Stock purchase warrant agreements to purchase an aggregate of 200,000 shares of IBSS’ common stock at the applicable exercise price of $0.60 to $0.68 per share. These notes, which bear interest at the prime rate per annum, matured in 2002 and are due on demand at December 31, 2004. The loans are collaterized by 200,000 shares of common stock. The receivable is shown on the balance sheets as a reduction in stockholders’ equity.

Note 12. Supplemental Cash Flow Information:

During the years presented below, interest paid amounted to:

	2004	2003	2002
Interest paid	$18,231	$68,133	$38,315

Integrated Business Systems and Services, Inc.

Notes to Financial Statements

Note 12. Supplemental Cash Flow Information (continued):

The following table summarizes non-cash investing and financing activities:

	2004	2003	2002
Conversion of convertible notes into capital	$—	$301,500	$1,650,000

Conversion of accrued interest into common stock	$—	$35,574	$—

Conversion of accrued salaries and related interest to long-term debt	$—	$312,137	$—

Conversion of accrued interest to long-term debt and notes payable	$114,220	$683,506	$—

Offset of related party receivable with related party payable	$—	$12,600	$—

Note 13. Commitments and Contingencies:

Litigation – In the normal course of business, IBSS and its subsidiaries may, from time to time, become parties to various legal claims, actions and complaints.

As discussed in Note 6, the Company currently is in default on the payment of principal and interest in the purported aggregate amount of $539,078 as of December 31, 2004 under certain notes issued in 2001. In a letter dated March 15, 2005, the holder of this Note has demanded payment in full and has indicated that, in the absence of immediate resolution of this matter, the holder will explore immediate foreclosure on its secured interest under the Note. As previously disclosed, the Company has not made, and cannot make, any such payment at this time. The Company is currently investigating the circumstances surrounding the execution and approval of the Note and disputes the amount it may owe under the Note. While the Company hopes to negotiate a settlement to this demand that will be mutually acceptable to both parties, no assurance can be given that the Company will be successful in this endeavor.

At December 31, 2004, management is not aware of any other pending or threatened litigation, or unasserted claims that could result in losses that would be material to the financial statements.

Operating Lease Commitments – IBSS leases its principal facilities under a noncancellable operating lease expiring in January 2013. The lease consists of a security deposit of $50,000 and base rental of $40,775 for the calendar year 2005, $45,550 for the calendar year 2006, $50,325 for the calendar year 2007, and $55,100 per calendar year through its expiration in 2013, payable in equal monthly installments. IBSS is also responsible for its share of common area maintenance charges. Renewal option may be granted pursuant to the provisions of the lease.

Integrated Business Systems and Services, Inc.

Notes to Financial Statements

Note 13. Commitments and Contingencies (continued):

At December 31, 2004 minimum lease payments are as follows:

2005	$48,167
2006	52,942
2007	57,717
2008	62,492
2009	62,492
Thereafter	187,476

Total	$471,286

Rent expense was approximately as follows for the years ended December 31:

2004	2003	2002
$43,000	$103,000	$385,000

Liens – In 2003, the Internal Revenue Service placed a lien on all of IBSS’ assets for delinquent tax obligations. Amounts due to the Internal Revenue Service at December 31, 2003 were approximately $52,000. All obligations related to this lien were settled in 2004.

Note 14. Significant Risks and Uncertainties:

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

IBSS’ primary efforts are now directed to the development of a market for its Synapse™ technology and the associated Synapse™ project management methodology, software and integration services. Like other companies at this stage of development, IBSS is subject to numerous risks, including the uncertainty of its chosen market, its ability to develop its markets and its ability to finance operations and other risks.

Integrated Business Systems and Services, Inc.

Notes to Financial Statements

Note 15. Segment Information:

Management has determined that IBSS operates in one dominant industry segment, which involves the supply of computer technology products and services. These products and services have similar economic characteristics, customers and distribution methods. All of IBSS’s operations, assets and employees are located in the United States and its revenues are generated in the United States.

INDEX TO EXHIBITS

Exhibit No.
3.1	Amended and Restated Articles of Incorporation of Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 1-A filed July 9, 1997).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 2.2 to the Company’s Form 1-A filed July 9, 1997).

4.1	Securities Purchase Agreement dated December 24, 2003 between the Company and GCA Financing, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form SB-2 filed February 5, 2004)

4.2	Common Stock Purchase Warrant dated December 30, 2003 to GCA Financing, Inc. (937,500 Shares) (incorporated by reference to Exhibit 4.2 to the Company’s Form SB-2 filed February 5, 2004)

4.3	Common Stock Purchase Warrant dated December 30, 2003 to GCA Financing, Inc. (62,500 Shares) (incorporated by reference to Exhibit 4.3 to the Company’s Form SB-2 filed February 5, 2004)

4.4	Letter Agreement dated December 24, 2003 between the Company and GCA Financing, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Form SB-2 filed February 5, 2004)

4.5	Letter Agreement dated January 13, 2004 between the Company and GCA Financing, Inc. (incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2 filed February 5, 2004)

4.6	Investment Agreement, dated January 21, 2004 with Dutchess Private Equities, L.P. (incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 filed February 5, 2004)

4.7	Registration Rights Agreement, dated January 21, 2004 with Dutchess Private Equities, L.P. (incorporated by reference to Exhibit 4.7 to the Company’s Form SB-2 filed February 5, 2004)

4.8	Promissory Note dated March 15, 2002 between the Company and Fitz-John Creighton McMaster (incorporated by reference to Exhibit 10.13 in the Company’s Form 10-QSB for the three-month period ended September 30, 2002).

4.9	Promissory Note dated March 15, 2002 between the Company and Rice Street Associates, LLC (incorporated by reference to Exhibit 10.14 in the Company’s Form 10-QSB for the three-month period ended September 30, 2002).

4.10	Second Amendment and Restated Promissory Note dated August 14, 2002 between the Company and Kirkman Finlay III (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-QSB for the three-month period ended September 30, 2002).

4.11	Class A Secured Convertible Debenture dated December 31, 2001 between the Company and IBSS Class A Investors (incorporated by reference to Exhibit 10.21 in the Company’s Form 10-QSB for the three-month period ended March 31, 2002).

4.12	Class B Secured Convertible Debenture dated December 31, 2001 between the Company and IBSS Class B Investors (incorporated by reference to Exhibit 10.22 in the Company’s Form 10-QSB for the three-month period ended March 31, 2002).

Exhibit No.
4.13	Common Stock Purchase Warrant dated December 31, 2001 between the Company and IBSS Class A Investors (incorporated by reference to Exhibit 10.23 in the Company’s Form 10-QSB for the three-month period ended March 31, 2002).

4.14	Common Stock Purchase Warrant dated December 31, 2001 between the Company and IBSS Class B Investors (incorporated by reference to Exhibit 10.24 in the Company’s Form 10-QSB for the three-month period ended March 31, 2002).

4.15	Omnibus Security Agreement dated December 31, 2001 by and among the Company, IBSS Class A Investors and IBSS Class B Investors (incorporated by reference to Exhibit 10.25 in the Company’s Form 10-QSB for the three-month period ended March 31, 2002).

4.16	Inter-Creditor Agreement dated December 31, 2001 by and among the Company, IBSS Class A Investors and IBSS Class B Investors (incorporated by reference to Exhibit 10.26 in the Company’s Form 10-QSB for the three-month period ended March 31, 2002).

4.17	Security Agreement dated June 12, 2001 by and between the Company and Fitz-John Creighton McMaster (incorporated by reference to Exhibit 10.27 in the Company’s Form 10-QSB for the three-month period ended September 30, 2002).

4.18	Security Agreement dated August 2, 2001 by and between the Company and Rice Street Associates, LLC (incorporated by reference to Exhibit 10.28 in the Company’s Form 10-QSB for the three-month period ended September 30, 2002).

4.19	Security Agreement dated August 14, 2001 by and between the Company and Kirkman Finlay III (incorporated by reference to Exhibit 10.29 in the Company’s Form 10-QSB for the three-month period ended September 30, 2002).

4.20	Common stock purchase warrant dated October 28, 2003 between the Company and Elite Financial Communications Group, LLC (200,000 shares of Common Stock) (incorporated by reference to Exhibit 4.20 to the Company’s Form SB-2 filed February 5, 2004).

4.21	Common stock purchase warrant dated December 4, 2003 between the Company and Liberty Union Life Assurance Corporation (250,000 shares of Common Stock) (incorporated by reference to Exhibit 4.21 to the Company’s Form SB-2 filed February 5, 2004).

4.22	Common stock purchase warrant dated December 17, 2003 between the Company and C. Joseph Berger, Jr. (75,000 shares of Common Stock) (incorporated by reference to Exhibit 4.22 to the Company’s Form SB-2 filed February 5, 2004).

4.23	Common stock purchase warrant dated December 17, 2003 between the Company and Dollie Cole (125,000 shares of Common Stock) (incorporated by reference to Exhibit 4.23 to the Company’s Form SB-2 filed February 5, 2004).

4.24	Common stock purchase warrant dated October 1, 2003 between the Company and IBSS Class A Investors, LLC (for 15,214,170 shares) (incorporated by reference to Exhibit 4.24 to the Company’s Form SB-2 filed February 5, 2004).

4.25	Common stock purchase warrant dated October 1, 2003 between the Company and IBSS Class B Investors, LLC (for 22,821,256 shares) (incorporated by reference to Exhibit 4.25 to the Company’s Form SB-2 filed February 5, 2004).

Exhibit No.
4.26	Amended and Restated Class A Secured Debenture dated October 1, 2003 between the Company and Class A Investors, LLC (incorporated by reference to Exhibit 4.26 to the Company’s Form SB-2 filed February 5, 2004).

4.27	Amended and Restated Class B Secured Debenture dated October 1, 2003 between the Company and Class B Investors, LLC (incorporated by reference to Exhibit 4.27 to the Company’s Form SB-2 filed February 5, 2004).

4.28	Letter Agreement between the Company, Class A Investors, LLC, and Class B Investors, LLC dated October 1, 2003 (incorporated by reference to Exhibit 4.28 to the Company’s Form SB-2 filed February 5, 2004).

4.29	Amended and Restated Class A Contingent Common Stock Purchase Warrant dated October 1, 2003 to the IBSS Class A Investors, LLC (928,241 shares) (incorporated by reference to Exhibit 4.29 to the Company’s Form SB-2 filed February 5, 2004).

4.30	Amended and Restated Class B Contingent Common Stock Purchase Warrant dated October 1, 2003 to the IBSS Class B Investors, LLC (2,033,399 shares) (incorporated by reference to Exhibit 4.30 to the Company’s Form SB-2 filed February 5, 2004).

4.31	Amended and Restated Common Stock Purchase Warrant (Class A Investors) dated October 1, 2003 to the IBSS Class A Investors, LLC (464,120 shares) (incorporated by reference to Exhibit 4.31 to the Company’s Form SB-2 filed February 5, 2004).

4.32	Amended and Restated Common Stock Purchase Warrant (Class B Investors) dated October 1, 2003 to the IBSS Class B Investors, LLC (2,033,399 shares) (incorporated by reference to Exhibit 4.32 to the Company’s Form SB-2 filed February 5, 2004).

10.1	Employment Agreement dated October 1, 2003 between the Company and George E. Mendenhall (incorporated by reference to Exhibit 10.1 to the Company’s Form SB-2 filed February 5, 2004).

10.2	Deferred Compensation Agreement dated September 1, 2002 between the Company and George E. Mendenhall (incorporated by reference to Exhibit 10.2 to the Company’s Form SB-2 filed February 5, 2004).

10.3	Employment Agreement dated October 1, 2003 between the Company and Stuart E. Massey (incorporated by reference to Exhibit 10.3 to the Company’s Form SB-2 filed February 5, 2004).

10.4	Deferred Compensation Agreement dated September 1, 2002 between the Company and Stuart E. Massey (incorporated by reference to Exhibit 10.4 to the Company’s Form SB-2 filed February 5, 2004)

10.5	Employment Agreement dated October 1, 2003 between the Company and Donald R. Futch (incorporated by reference to Exhibit 10.5 to the Company’s Form SB-2 filed February 5, 2004).

10.6	Deferred Compensation Agreement dated September 1, 2002 between the Company and Donald R. Futch (incorporated by reference to Exhibit 10.6 to the Company’s Form SB-2 filed February 5, 2004)

Exhibit No.
10.7	Lease Agreement between the Company and Pinebelt, LLC dated October 8, 2002 with respect to property at 1601 Shop Road, Ste E, Columbia, S.C. (incorporated by reference to Exhibit 10.50 in the Company’s Form 10-QSB for fiscal year ended March 31, 2003).

10.8	Sales Representative and Marketing Agreement dated September 16, 2003 between the Company and Richard D. Pulford (incorporated by reference to Exhibit 10.8 to the Company’s Form SB-2 filed February 5, 2004)

10.9	Integrated Business Systems and Services, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.30 in the Company’s Form 10-QSB for the three-month period ended September 30, 2002).

10.10	Nonqualified Stock Option Agreement dated as of May 30, 2000 between the Company and William S. McMaster (incorporated by reference to Exhibit 10.15 to the Company’s 10-KSB for the year ended December 31, 2000).

10.11	Integrated Business Systems and Services, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 in the Company’s Form 10-QSB for the three-month period ended March 31, 2002).

10.12	Letter of Understanding and Statement of Work dated October 2, 2003 between the Company and Scott Group for consulting services (incorporated by reference to Exhibit 10.12 to the Company’s Form SB-2 filed February 5, 2004).

10.13	Service Agreement dated October 25, 2003 between the Company and Elite Financial Communications Group, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Form SB-2 filed February 5, 2004).

10.14	Placement Agent Agreement dated January 30, 2004 between the Company and US Euro Securities, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Form SB-2 filed February 5, 2004).

10.15	Integrated Business Systems and Services, Inc. 2001 Stock Incentive Plan, Amended and Restated as of March 18, 2004.

10.16	Reseller/OEM Agreement dated November 10, 2003 between the Company and Prospect Airport Services, Inc.

23.1	Consent of Independent Registered Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors for Integrated Business Systems and Services, Inc.