Form 10QSB
period 2005-03-31
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2005-05-11
CIK 1040863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

      (Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2005

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

(803) 736-5595

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

At April 30, 2005, the small business issuer had outstanding 32,510,400 shares of no par value common stock, its only class of common equity.

Transitional Small Business Disclosure Format (check one) ☐ Yes ☑ No

Integrated Business Systems and Services, Inc.
Form 10-QSB
Quarter Ended March 31, 2005
Table of Contents

Page
Number
PART I FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	3
Item 2. Management’s Discussion and Analysis or Plan of Operation	10
Item 3. Controls and Procedures	16

PART II OTHER INFORMATION

Item 3. Defaults Upon Senior Securities	16
Item 6. Exhibits	16

Signatures	17
Exhibit Index	18

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

      There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Factors that might cause such a difference include, but are not limited to, those discussed in this Quarterly Report under the caption “Management’s Discussion and Analysis or Plan of Operation” and the risk factors discussion contained in Exhibit 99.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2004. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

PART I – FINANCIAL INFORMATION
Item 1. Condensed Financial Information

INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2005	December 31, 2004

Assets
Current assets:

Cash and cash equivalents	$114,730	$105,084
Accounts receivable, trade	333,926	66,637
Interest receivable	—	3,065
Notes receivable	—	75,000
Prepaid expenses	78,448	19,646

Total current assets	527,104	269,432

Capitalized software costs, net	8,211	10,948
Property and equipment, net	231,690	256,911
Interest receivable, non current	39,039	37,331
Other assets	50,000	50,000

Total assets	$856,044	$624,622

Liabilities and Shareholders’ Deficiency
Current liabilities:
Convertible notes payable, net of discount	$613,900	$558,439
Shareholder advances	826,000	601,000
Current portion of long-term debt	309,372	309,131
Accounts payable	92,315	52,510
Accrued liabilities:
Accrued compensation and benefits	225,487	160,166
Accrued payroll taxes	19,545	29,649
Accrued professional fees	372,010	326,241
Accrued interest	61,008	55,857
Accrued rent	15,000	15,000
Other	2,390	7,090
Deferred revenue	255,483	134,873

Total current liabilities	2,792,510	2,249,956
Long-term debt, net of discount	2,869,705	2,872,251

Total liabilities	5,662,215	5,122,207

Commitments and contingencies

Shareholders’ deficiency:
Preferred stock, undesignated par value, 10,000,000 shares none authorized or issued	—	—
Common shares, voting, no par value, 200,000,000 shares authorized, 32,510,400 and 32,506,144 shares outstanding at March 31, 2005 and December 31, 2004, respectively	21,694,205	21,683,495
Notes receivable officers/directors	(131,080)	(131,080)
Accumulated deficit	(26,369,296)	(26,050,000)

Total shareholders’ deficiency	(4,806,171)	(4,497,585)

Total liabilities and shareholders’ deficiency	$856,044	$624,622

The accompanying notes are an integral part of these condensed financial statements.

INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004

Revenues

Services	$461,063	$728,846
Licenses	24,228	—
Maintenance	45,907	28,428
Hardware sales	12,082	8,406

Total revenues	543,280	765,680

Cost of revenues	208,672	281,153

Gross margin	334,608	484,527

Operating expenses
General and administrative	347,124	381,667
Sales and marketing	159,367	229,168
Product development costs	111,086	143,379

Total operating expenses	617,577	754,214

Loss from operations	(282,969)	(269,687)

Other income (expenses):
Other income (expenses)	2,160	(11,457)
Interest expense	(38,487)	(41,057)

Net Loss	$(319,296)	$(322,201)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	32,508,556	27,272,778

The accompanying notes are an integral part of these condensed financial statements.

INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating activities
Net loss	$(319,296)	$(322,201)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	26,889	35,019
Amortization of software costs	2,737	44,015
Conversion of interest expense to note payable principal	30,486	27,591
Issuance of warrants and stock for professional services	10,710	25,830
Changes in operating assets and liabilities:
Accounts receivable, trade	(267,289)	(124,499)
Notes receivable	75,000	—
Interest receivable	1,357	(1,270)
Prepaid expenses and other assets	(27,827)	(46,066)
Accounts payable	39,806	(57,814)
Accrued expenses	101,436	(28,490)
Deferred revenue	120,610	57,793

Cash used in operating activities	(205,381)	(390,092)

Investing activities
Purchases of property and equipment	(1,668)	(2,582)
Related party receivables, net	—	—

Cash used in investing activities	(1,668)	(2,582)

Financing activities
Proceeds from (payments on) notes payable	(6,000)	10,975
Shareholder advances	225,000	—
Payments on long-term debt	(2,305)	(2,086)
Proceeds from exercise of common stock options and warrants	—	543
Proceeds from issuance of common stock	—	300,000

Cash provided by financing activities	216,695	309,432

Net increase (decrease) in cash	9,646	(83,242)
Cash and cash equivalents at beginning of period	105,084	214,925

Cash and cash equivalents at end of period	$114,730	$131,683

The accompanying notes are an integral part of these condensed financial statements.

Integrated Business Systems and Services, Inc.
Notes To Condensed Financial Statements
(Unaudited)

1. Basis of Presentation

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the U.S. Securities and Exchange Commission (“Commission” or “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, please refer to the audited financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2004, as filed with the Commission.

      In 2003, the condensed financial statements included the accounts of Integrated Business Systems and Services, Inc. and its majority-owned subsidiary, Synamco, LLC. Synamco, LLC was liquidated effective December 31, 2003.

2. Going Concern

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, Integrated Business Systems and Services, Inc. (“IBSS” or the “Company”) had a working capital deficiency and an accumulated deficit of approximately $2,265,406 and $26,369,296, respectively, at March 31, 2005. In addition, the Company has experienced a significant decline in revenues from its largest customer without a corresponding increase in revenues from other sources. Further, as disclosed below, the Company currently is in default on the payment of principal and interest under certain notes issued in 2001. The holder of a senior secured note has demanded payment of principal and interest of $569,564 as of March 31, 2005. The Company cannot make any such payment at this time. Without an increase in revenues from all sources or an additional capital infusion, or both, the Company will not be able to meet its current and future financial obligations.

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

      Shareholder Advances and Investor Debt. During the third and fourth quarters of 2004, the Company received advances from certain of its existing shareholders of $601,000 in the aggregate for short-term working capital purposes. During the quarter ended March 31, 2005, the Company received additional advances from those shareholders amounting to $225,000 in the aggregate. Although definitive terms for repayment have yet to be agreed upon, it is expected that the Company will repay these advances using the proceeds from future financings, if and when such financings may occur. The Company is not currently paying or accruing any interest related to this balances. Also during the fourth quarter of 2004, the Company raised an additional $50,000 in working capital through the private sale of

Integrated Business Systems and Services, Inc.
Notes To Condensed Financial Statements
(Unaudited)

2. Going Concern (Continued)

250,000 shares of common stock and 125,000 warrants with an exercise price of $0.40 and term of five years.

      On October 1, 2003, IBSS restructured substantially all of its then short-term investor debt. Under the restructured debt instruments, approximately 90% of the principal balance is not payable until the fourth quarter of 2006. In the months since the issuance of IBSS’ currently outstanding convertible debt, holders of a portion of this debt have converted the principal and accrued interest on all or a portion of their debt into common stock. Although these conversions have reduced IBSS’ principal and interest obligations, IBSS is currently faced with principal and interest obligations on the remaining convertible debt that it will not be able to satisfy from currently projected cash flows from operations. In this regard, the holder of a senior secured note with a recorded balance amounting to $569,564 of principle and accrued interest as of March 31, 2005 (the “Note”) representing the largest portion of the remainder of this debt, has recently demanded payment in full. According to its terms, this Note became due and payable in full on January 1, 2003. The Company has not made, and cannot make, any such payment at this time. The Company is currently investigating the circumstances surrounding the execution and approval of the Note and disputes the amount it may owe under the Note. While the Company hopes to negotiate a settlement to this demand that will be mutually acceptable to both parties, no assurance can be given that the Company will be successful in this endeavor.

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

3. New Accounting Standards

      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs (SFAS 151), an amendment of Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. This accounting standard, which is effective for annual periods beginning after June 15, 2005, requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges. The adoption of SFAS 151 is not expected to have a material effect on the Company’s financial position or results of operations.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion (“APB”) No. 29, Accounting for Nonmonetary Transactions (APB 29). This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. The adoption of SFAS 153 is not expected to have a material effect on the Company’s financial position or results of operations.

Integrated Business Systems and Services, Inc.
Notes To Condensed Financial Statements
(Unaudited)

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

      In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), effective for the quarter ending March 31, 2006, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, only recognizes compensation cost for employee stock options to the extent that options have been issued below the fair market value of the underlying stock on the date of grant. Accordingly, the adoption of SFAS 123’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income below.

      Had compensation cost for options granted under the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the Company’s net income and earnings per share would have changed to the pro forma amounts listed below:

	Three Months Ended March 31,
	2005	2004

Net loss:
As reported	$(319,296)	$(322,201)

Add: stock-based compensation expense included in reported net income	—	—
Deduct: stock based compensation expense determined under the fair value based method for all awards	(24,579)	(20,442)

Pro forma net loss	$(343,875)	$(342,643)

Net loss per common share:
As reported:
Basic and diluted	$(0.01)	$(0.01)
Pro forma:
Basic and diluted	$(0.01)	$(0.01)

      The pro forma disclosures required by SFAS 123 regarding net loss and net loss per share are stated as if the Company had accounted for stock options using fair values. Compensation expense is

Integrated Business Systems and Services, Inc.
Notes To Condensed Financial Statements
(Unaudited)

4. Stock Based Compensation (continued)

recognized on a straight-line basis over the vesting period of each option installment. Using the Black-Scholes option-pricing model, the fair value at the date of grant for these options was estimated using the following assumptions:

	Three Months Ended March 31,
	2005	2004

Dividend yield	—	—
Expected volatility	182%	137%
Risk-free rate of return	2.9-3.4%	2.6-2.9%
Expected option life, years	5	5

      The weighted average fair value for options granted under the Option Plans during the three months ended March 31, 2005 was $0.18. The weighted average fair value for options granted under the Option Plans during the three months ended March 31, 2004 was $0.26.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

      IBSS’ emphasis is on helping businesses mitigate risk as they introduce new software products, extend their existing software applications and systems, or improve the way they do business. The IBSS value proposition provides three valuable assets to corporate clients:

•	proven expertise in integration, on-line transaction processing and wireless communications-based solutions;

•	a unique SynapseTM methodology that lets businesses quickly and economically prototype, test drive, validate and deploy new ideas; and

•	IBSS’ proprietary SynapseTM technology, which gives customers a powerful, secure enterprise framework.

      IBSS’ proprietary SynapseTM technology enables better security because it is not susceptible to the same hacker activities related to viruses which currently plague today’s commodity technologies. In addition to a new level of control and security, IBSS, by owning and controlling its own technology with which it creates on-line applications, can offer its customers a flexible business relationship that can entertain custom extensions, unique licensing arrangements and certain exclusivities in a customer’s vertical market. This enables IBSS to respond to a customer’s unique set of needs and allows IBSS working with the customer to rapidly produce solutions specific to those needs.

      Although we currently have limited resources, we intend to invest in research and development of our SynapseTM technology and the associated SynapseTM project management methodology at such time, if any, that such additional resources become available. The objective of this continuous improvement is to create ever increasing efficiency, effectiveness and ease of use for the benefit of internal IBSS productivity, competitive advantage, and flexibility for our customers and partners.

      Since restructuring most of our short and long-term debt in December 2001, and paying off or converting a significant portion of the same in 2002 and 2003, we have devoted substantial effort to developing our business, enhancing our management team, and focusing on our growth and marketing efforts.

      For the near-term, the Company’s marketing of its SynapseTM products is aimed primarily at wireless mobile computing applications (radio frequency terminals, PDA’s, wearable computers, laptops, Pocket PCs and tablet computers) and automatic-radio frequency identification, electronic tagging, bar-code data collection, and other on-line real time machine-to-machine (“M2M”) applications in manufacturing, healthcare, government, distribution and other vertical markets. The move of businesses to Radio Frequency Identification (“RFID”) is being facilitated by widespread adoption of electronic product codes that permits tagged objects to be tracked via the Internet. We believe that SynapseTM has the unique ability to track, analyze and share information on the movement of e-tagged objects across multiple locations, technologies, computer operating systems and networks, giving managers total visibility and the knowledge to more efficiently reach their objectives.

      The Company will also consider opportunities for joint ventures, strategic partnerships, and acquisitions to better leverage our existing market base and expand and improve the capabilities of our current software architecture. However, IBSS currently has limited resources to effect any such opportunities and has no current plans to do so.

      IBSS believes its products and services are gaining recognition and interest in the marketplace. However, since 2003 total revenues have declined substantially, net loss has more than doubled and other key financial measures have deteriorated. The Company continues to have severe cash flow and liquidity concerns and a working capital deficiency. As noted in the Company’s Annual Report on Form 10-KSB, as filed with the Commission, the report of the Company’s independent registered public accounting firm regarding the Company’s financial statements for the three years ended December 31, 2004, indicates that there is substantial doubt about the Company’s ability to continue as a going concern.

      In addition, the Company currently is in default on the payment of principal and interest under certain notes issued in 2001. The holder of a senior secured note has demanded payment in full of principal and interest due under such note amounting to $569,564 as of March 31, 2005. This note is secured by substantially all of the assets of the Company. The Company cannot make any such payment at this time. See “Liquidity and Capital Resources” below.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

      Revenues. Our total operating revenues decreased by $222,400 (or approximately 29%) to $543,280 in the three months ended March 31, 2005, from $765,680 in the comparable prior year period. This decrease was primarily attributable to decreased service revenue due to a reduction in project related activities, non-billable time devoted by production staff to our continued marketing efforts related to the development of new customer relationships and continued development of the Company’s SynapseTM suite of products. Relative to the first quarter of last year, the Company has experienced a significant decline in revenues from its largest customer without a corresponding increase in revenues from other sources. While the Company is hopeful that revenues from its largest customer, as well as new sources, will increase over the near term, there can be no assurances that such increases will occur. Without a material increase in revenue or an additional capital infusion, or both, the Company will not be able to meet its current and future financial obligations.

      Cost of Revenues. Our total cost of revenues decreased $72,481 (or approximately 26%) to $208,672 in the three months ended March 31, 2005, from $281,153 in the comparable prior year period. This change relative to the change in period-to-period revenues is primarily attributable to maintaining staffing at minimum levels sufficient to adequately service existing customer relationships.

      Gross Profit and Margins. Our gross profit decreased $149,919 (or approximately 31%) to $334,608 in the three months ended March 31, 2005, from $484,527 in the comparable prior year period. We experienced a corresponding gross margin decrease to approximately 62% for the three months ended March 31, 2005 from approximately 63% for the comparable prior year period. This decrease was attributable to the reduction in service revenues in the first quarter of 2005 while maintaining staff at minimum levels.

      General and Administrative Expenses. Our general and administrative expenses decreased $34,543 (or approximately 9%) to $347,124 in the three months ended March 31, 2005, from $381,667 in the comparable prior year period. This decrease is primarily attributable to the Company’s continued efforts to contain operating costs in all areas. As a percentage of our total quarterly revenues, general and administrative expenses in the first quarter of this year increased to approximately 64% from approximately 50% in the comparable quarter of last year. This increase was primarily attributable to the overall decline in the Company’s operating revenues in the first quarter of this year as compared to the same period of the prior year relative to the general and administrative cost incurred for each period.

      Sales and Marketing Expenses. Our sales and marketing expenses decreased $69,801 (or approximately 30%) to $159,367 in the three months ended March 31, 2005, from $229,168 in the comparable prior year period. This decrease is primarily attributable to the Company’s continued efforts to contain costs in all areas. As a percentage of our total quarterly revenues, sales and marketing expenses in the first quarter of this year decreased to approximately 29% from approximately 30% for the comparable prior year period. This decrease was primarily attributable to the overall change in the Company’s operating revenues in the first quarter of this year as compared to the same period of the prior year relative to the sales and marketing costs incurred for each period.

      Product Development Expenses. Our product development expenses decreased $32,293 (or approximately 23%) to $111,086 in the three months ended March 31, 2005, from $143,379 in the comparable prior year period. This decrease is primarily attributable to the Company’s continued efforts to contain costs in all areas. As a percentage of our total quarterly revenues, product development expenses in the first quarter of 2005 increased to 20% from 19% in the comparable prior year quarter. This decrease was primarily attributable to the overall change in the Company’s operating revenues in the first quarter of this year as compared to the same period of the prior year relative to the product development costs incurred for each period.

      Non-Operating Items. Other expenses decreased $16,187 (or approximately 31%) to $36,327 in the three months ended March 31, 2005, from $52,514 in the comparable prior year period. This decrease was primarily due to penalties paid in March 2004 related to the final settlement of a delinquent tax obligation.

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

      On October 1, 2003, the Company restructured substantially all of its short-term investor debt. Under the restructured debt instruments, approximately 90% of the principal balance is not payable until the fourth quarter of 2006. Also during 2003, there continued to be some conversion and satisfaction of our existing debt and the major portion (86%) of this debt was renegotiated on October 1, 2003 and the notes representing this portion of the debt were converted to non-interest bearing and non-convertible notes and extended to December 31, 2006. Thirteen percent (13%) of the debt became short-term debt on January 1, 2004. On October 29, 2004 and again on March 15, 2005, the holder of the senior secured note with a recorded balance amounting to $569,564 of principle and accrued interest as of March 31, 2005 (the “Note”) demanded payment in full. On March 15, 2005, the holder of this Note has indicated that, in the absence of immediate resolution of this matter, the holder will explore immediate foreclosure on its secured interest under the Note, which consists of substantially all of the assets of the Company. According to its terms, this Note became due and payable in full on January 1, 2003. As previously disclosed, the Company has not made, and cannot make, any such payment at this time. The Company is currently investigating the circumstances surrounding the execution and approval of the Note and disputes the amount it may owe under the Note. While the Company hopes to negotiate a settlement to this demand that will be mutually acceptable to both parties, no assurance can be given that the Company will be successful in this endeavor.

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

      During the quarter ended December 31, 2004, pursuant to its common stock purchase agreement with the Company entered into on June 28, 2004, Fusion Capital purchased 250,000 shares of the Company’s Common Stock at $0.20 per share resulting in aggregate proceeds of $50,000. During the third and fourth quarters of 2004, the Company received advances from certain of its existing shareholders of $601,000 in the aggregate for short-term working capital purposes. During the quarter ended March 31, 2005, the company received additional advances from those shareholders amounting to $225,000 in the aggregate. Although definitive terms for repayment have yet to be agreed upon, it is expected that the Company will repay these advances using the proceeds from future financings, if and when such financings may occur. The Company is not currently paying or accruing any interest related to this balances. Also during the fourth quarter of 2004, the Company raised an additional $50,000 in working capital through the private sale of 250,000 shares of common stock and 125,000 warrants with an exercise price of $0.40 and term of five years.

      With respect to our trade accounts payable, where permitted under securities laws, we have satisfied and expect to continue to satisfy certain of our unsecured obligations to third parties through restricted stock grants.

      Need for Additional Liquidity. At March 31, 2005, IBSS had a working capital deficit of $2,265,406. As noted in the Company’s Annual Report on Form 10-KSB, as filed with the Commission, the Company’s independent registered public accounting firm’s report for the year ended December 31, 2004 includes an explanatory paragraph to their audit opinion stating that the Company’s 2004 net loss, accumulated deficit and working capital deficiency raise substantial doubt about our ability to continue as a going concern. IBSS incurred an operating cash flow deficit of $1,169,339 for the year ended December 31, 2004 and incurred an additional operating cash flow deficit of $205,381 for the first quarter of 2005. In addition, during 2004 and continuing into the first quarter of 2005, the Company has experienced a decline in revenues from its largest customer without a corresponding increase in revenues from other sources. Further, IBSS does not currently have sufficient financial resources to fund our operations. There can be no assurance as to if or when revenues from this customer as well as new sources will increase. Without such increases or an additional capital infusion, or both, the Company will not be able to meet its current and future financial obligations.

      We will seek to raise additional funds from the private placement of additional debt, equity or equity-linked securities. Because of several factors, including the operating, market and industry risks associated with an investment in our common stock; the inclusion of a going concern paragraph in our annual independent registered public accounting firm’s report; the fact that our common stock is traded on the OTCBB; the continued weakness in the capital markets in general and the technology sectors in particular; and the other factors described in Exhibit 99.1 of our Annual Report on Form 10-KSB, we may experience difficulty in obtaining additional financing until our operating results or overall market conditions reflect sustained improvement. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, operating results, financial condition and prospects, which may include the discontinuance of operations.

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

Critical Accounting Policies and Accounting Estimates

      We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are further described in the footnotes to the financial statements at December 31, 2004, as included in our Annual Report on Form 10-KSB, as filed with the Commission. We consider these accounting policies to be critical accounting policies. Certain accounting policies involve significant judgments and assumptions by us, but do not have a material impact on the carrying value of our assets and liabilities and results of operations.

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

      The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock-based compensation plans and applies the disclosure-only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). We recognize stock-based compensation expense for stock options granted to employees and non-employee directors if the quoted market price of the stock at the date of the grant or award exceeds the price, if any, to be paid by an employee for the exercise of the stock. In December 2004, the FASB issued Statement No. 123 (R), “Share-Based Payment,” (“SFAS 123(R)”) effective for the quarter ending March 31, 2006, which is a revision of SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, only recognizes compensation cost for employee stock options to the extent that options have been issued below the fair market value of the underlying stock on the date of grant. Accordingly, the adoption of SFAS 123’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income above.

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

Item 3. Controls and Procedures

      The Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer and principal accounting officer), respectively, have concluded, based on their evaluation as of March 31, 2005, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      There were no changes in the Company’s internal control over financial reporting in the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

      As previously reported, the Company currently is in default on the payment of principal and interest in the aggregate amount of $582,925 under certain notes issued in 2001. On October 29, 2004 and again on March 15, 2005, the holder of a senior secured note demanded $569,564 (as of March 31, 2005) as payment in full of principal and accrued interest (the “Note”), According to its terms, this Note became due and payable in full on January 1, 2003. Under the terms of the Note, nonpayment of principal and interest constitutes an Event of Default that entitles the holder thereof to demand payment in full in his discretion. On March 15, 2005, the holder of the Note indicated that, in the absence of immediate resolution of this matter, the holder will explore immediate foreclosure on its secured interest under the note, which consists of substantially all of the assets of the Company. The Company has not made, and cannot make, any such payment at this time. The Company is currently investigating the circumstances surrounding the execution and approval of the Note and disputes the total amount it may owe under the Note. While the Company hopes to negotiate a settlement to this demand that will be mutually acceptable to both parties, no assurance can be given that the Company will be successful in this endeavor.

Item 6. Exhibits

      (a) Exhibits. Please refer to the Exhibit Index that follows the “Signatures” page of this report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2005	INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC. (Registrant)
	By:	/s/ George E. Mendenhall
George E. Mendenhall
Chief Executive Officer (principal executive officer)

	By:	/s/ Michael P. Bernard
Michael P. Bernard
Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

4.1	Promissory Note dated January 1, 2003 between the Company and Fitz-John Creighton McMaster

10.1	Limited License Agreement, dated as of December 7, 2004, between USM Systems, Ltd. and the Company, as amended

10.2	Service Agreement, dated January 1, 2005, between Elite Financial Communications Group, LLC and the Company

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002