Form 10QSB
period 2005-06-30
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2005-08-11
CIK 1040863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
At August 10, 2005, the small business issuer had outstanding 32,544,202 shares of no par value common stock, its only class of common equity.
Transitional Small Business Disclosure Format (check one) ☐ Yes ☑ No

Integrated Business Systems and Services, Inc.
Form 10-QSB
Quarter Ended June 30, 2005
Table of Contents

Page Number
PART I FINANCIAL INFORMATION

Item 1. Condensed Financial Statements — Unaudited	3
Item 2. Management’s Discussion and Analysis or Plan of Operation	10
Item 3. Controls and Procedures	17

PART II OTHER INFORMATION

Item 3. Defaults Upon Senior Securities	18
Item 6. Exhibits	18
Signatures	19
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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Information
Integrated Business Systems and Services, Inc.
Condensed Balance Sheets
(unaudited)

	June 30, 2005	December 31, 2004
ASSETS:
Current assets:
Cash and cash equivalents	$9,029	$105,084
Accounts receivable, trade	291,397	66,637
Interest receivable	—	3,065
Notes receivable	—	75,000
Prepaid expenses	86,246	19,646

Total current assets	386,672	269,432

Capitalized software costs, net	5,474	10,948
Property and equipment, net	210,006	256,911
Interest receivable, non current	40,916	37,331
Other assets	50,000	50,000

Total assets	$693,068	$624,622

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY:
Current liabilities:
Convertible notes payable, net of discount	$630,152	$558,439
Shareholder advances	956,000	601,000
Current portion of long-term debt	309,619	309,131
Accounts payable	178,877	52,510
Accrued liabilities:
Accrued compensation and benefits	190,381	160,166
Accrued payroll taxes	7,296	29,649
Accrued professional fees	414,853	326,241
Accrued interest	69,977	55,857
Accrued rent	14,000	15,000
Other	6,691	7,090
Deferred revenue	110,511	134,873

Total current liabilities	2,888,357	2,249,956

Long-term debt, net of current portion	2,867,096	2,872,251

Total liabilities	5,755,453	5,122,207

Shareholders’ deficiency:
Preferred stock, undesignated par value, 10,000,000 shares, none authorized or issued	—	—
Common stock, no par value, 200,000,000 shares authorized, 32,544,202 and 32,506,144 shares outstanding at June 30, 2005 and December 31, 2004, respectively	21,702,733	21,683,495
Notes receivable officers/directors	(131,080)	(131,080)
Accumulated deficit	(26,634,038)	(26,050,000)

Total shareholders’ deficiency	(5,062,385)	(4,497,585)

Total liabilities and shareholders’ deficiency	$693,068	$624,622

The accompanying notes are an integral part of these condensed financial statements.

Integrated Business Systems and Services, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues

Services	$393,580	$381,139	$854,642	$1,109,985
Licenses	125,038	16,000	149,266	16,000
Maintenance and support	55,763	28,428	101,671	56,855
Product resales	30,617	72,272	42,700	80,679

Total revenues	604,998	497,839	1,148,279	1,263,519

Cost of revenues	233,528	278,158	442,200	559,311

Gross profit	371,470	219,681	706,079	704,208

Operating expenses

General and administrative	334,286	393,032	681,409	774,699
Sales and marketing	140,494	204,653	299,861	433,822
Research and development	118,602	163,381	229,688	306,760

Total operating costs	593,382	761,066	1,210,958	1,515,281

Loss from operations	(221,912)	(541,385)	(504,879)	(811,073)

Other income (loss and expenses)

Other income (expenses)	1,877	959	4,035	(10,497)
Interest expense	(44,707)	(37,570)	(83,194)	(78,627)

Total other expenses	(42,830)	(36,611)	(79,159)	(89,124)

Net Loss	$(264,742)	$(577,996)	$(584,038)	$(900,197)

Loss per share

Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Diluted weighted average shares outstanding	32,527,487	29,102,952	32,518,074	28,187,865
The accompanying notes are an integral part of these condensed financial statements.

Integrated Business Systems and Services, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2005	2004
Operating activities
Net loss	$(584,038)	$(900,197)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	54,384	70,123
Amortization of software costs	5,474	46,751
Non-cash interest expense	63,063	55,326
Issuance of stock in payment of accounts payable and accrued liabilities	18,900	47,080
Changes in operating assets and liabilities:
Accounts receivable	(224,760)	86,425
Interest receivable	(520)	(2,923)
Prepaid expenses and other assets	(35,623)	(7,248)
Accounts payable	126,367	(31,934)
Accrued expenses	109,194	3,388
Deferred revenue	(24,363)	38,079

Cash used in operating activities	(491,922)	(595,130)

Investing activities
Purchases of property and equipment	(7,479)	(4,028)
Notes receivables	75,000	(75,000)
Related party receivables, net	—	—
	-
Cash provided by (used in) investing activities	67,521	(79,028)

Financing activities
Payments on notes payable	(22,325)	(60,325)
Shareholder advances	355,000	—
Payments on long-term debt	(4,667)	(4,223)
Proceeds from issuance of common stock	—	651,190
Proceeds from exercise of common stock options and warrants	338	620

Cash provided by financing activities	328,346	587,262

Net decrease in cash	(96,055)	(86,896)
Cash and cash equivalents at beginning of period	105,084	214,925

Cash and cash equivalents at end of period	$9,029	$128,029

The accompanying notes are an integral part of these condensed financial statements.

Integrated Business Systems and Services, Inc.
Notes To Consolidated Condensed Financial Statements
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, please refer to the audited financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2004, as filed with the Commission.
2. Going Concern
     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, Integrated Business Systems and Services, Inc. (“IBSS” or the “Company”) had a working capital deficiency and an accumulated deficit of approximately $2,501,685 and $26,634,038, respectively, at June 30, 2005. In addition, the Company has experienced a significant decline in revenues from its largest customer without a corresponding increase in revenues from other sources. Further, as disclosed below, the Company currently is in default on the payment of principal and interest under a senior secured note issued January 1, 2003, which amended and restated certain notes issued in 2001 and 2002. The holder of this note has demanded payment of principal and interest of $602,052 as of June 30, 2005. The Company cannot make any such payment at this time. Without an increase in revenues from any source or an additional capital infusion, or both, the Company will not be able to meet its current and future financial obligations.
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
     Shareholder Advances and Investor Debt. During the third and fourth quarters of 2004, the Company received advances from certain of its existing shareholders of $601,000 in the aggregate for short-term working capital purposes. During the quarters ended March 31 and June 30, 2005, the Company received additional advances from those shareholders amounting to $225,000 and $130,000, respectively, representing aggregate advances of $355,000 for the first six months of 2005. Total shareholder advances as of June 30, 2005 amount to $956,000. Of the amount received during the first six months of 2005, the Company has agreed to repay, by September 2005, $255,000 with interest at 8% per annum, from the proceeds of accounts receivable collections. Definitive terms for repayment of the remaining $701,000 have yet to be agreed upon though it is expected that the Company will repay these advances using the proceeds from future financings and/or cash generated from future operations, if and when such may occur. The Company is not currently paying or accruing any interest related to this remaining balance. Also during the fourth quarter of 2004, the Company raised an additional $50,000 in working capital through the private sale of 250,000 shares of common stock and 125,000 warrants with an exercise price of $0.40 and term of five years.
     On October 1, 2003, IBSS restructured substantially all of its then short-term investor debt. Under the restructured debt instruments, approximately 90% of the principal balance is not payable until the fourth quarter of 2006. In the months since the issuance of IBSS’ currently outstanding convertible debt, holders of a portion of this debt have converted the principal and accrued interest on all or a portion of their debt into common stock. Although these conversions have reduced IBSS’ principal and interest obligations, IBSS is currently faced with principal and interest obligations on the remaining convertible debt that it will not be able to satisfy from currently projected cash flows from operations. In this regard, the holder of a senior secured note with a recorded balance amounting to $602,052 of principle and accrued interest as of June 30, 2005 (the “Note”) representing the largest portion of the remainder of this debt, has recently demanded payment in full. According to its terms, this Note became due and payable in full on January 1, 2004. The Company has not made, and cannot make, any such payment at this time. The Company is currently in discussions with the holder of this Note and hopes to negotiate a settlement to this demand that will be mutually acceptable to both parties; however, no assurance can be given that the Company will be successful in this endeavor.
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
3. New Accounting Standards
     In November 2004, the Financial Accounting Standards Board (“FASB”) FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, (SFAS 151), an amendment of Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. This accounting standard, which is effective for annual periods beginning after June 15, 2005, requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges. The adoption of SFAS 151 is not expected to have a material effect on the Company’s financial position or results of operations.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, (SFAS 153) Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”). This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. The adoption of SFAS 153 is not expected to have a material effect on the Company’s financial position or results of operations.

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
     Had compensation cost for options granted under the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the Company’s net income and earnings per share would have changed to the pro forma amounts listed below:

	Six Months Ended June 30,
	2005	2004
Net loss:

As reported	$(584,038)	$(900,197)

Add: stock-based compensation expense included in reported net income	—	—

Deduct: stock based compensation expense determined under the fair value based method for all awards	(23,781)	(102,101)

Pro forma net loss	$(607,819)	$(1,002,298)

Net loss per common share:
As reported:
Basic and diluted	$(0.02)	$(0.03)
Pro forma:
Basic and diluted	$(0.02)	$(0.04)

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

	Six Months Ended June 30,
	2005	2004
Dividend yield	—	—
Expected volatility	182%	129%
Risk-free rate of return	2.9-3.4%	3.02-3.38%
Expected option life, years	5	5
     No options were granted under the Option Plans during the three months ended June 30, 2005. The weighted average fair value for options granted under the Option Plans during the three months ended June 30, 2004 was $0.25.
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
     In addition, the Company currently is in default on the payment of principal and interest under a senior secured note issued on January 1, 2003, which amended and restated certain notes issued in 2001 and 2002. The holder of this note has demanded payment in full of principal and interest due under such note amounting to $602,052 as of June 30, 2005. This note is secured by substantially all of the assets of the Company. The Company cannot make any such payment at this time. See “Liquidity and Capital Resources” below.
Results of Operations
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Revenues. Our total operating revenues increased by $107,159 (or approximately 22%) to $604,998 in the three months ended June 30, 2005, from $497,839 in the comparable prior year period. This increase was attributable almost entirely to an additional license sale to the Company’s largest customer that occurred during the second quarter. In addition, the Company experienced modest increases in revenues associated with Services as well as Maintenance & Support, which were offset by a reduction in revenues related to Product reselling activities.
     Cost of Revenues. Our total cost of revenues decreased $44,630 (or approximately 16%) to $233,528 in the three months ended June 30, 2005, from $278,158 in the comparable prior year period. This decrease was primarily due to the sale of software licenses for which there are no concurrent costs. In addition, as revenues associated with Product reselling activities declined during this period, so did the related cost of these activities.
     Gross Profit and Margins. Our gross profit increased $151,789 (or approximately 69%) to $371,470 in the three months ended June 30, 2005, from $219,681 in the comparable prior year period. We experienced a corresponding gross margin increase to approximately 61% for the three months ended June 30, 2005 from approximately 44% for the comparable prior year period. This increase was primarily attributable to the increase in revenues due to the sale of a license for which there are no concurrent costs.
     General and Administrative Expenses. Our general and administrative expenses decreased $58,746 (or approximately 15%) to $334,286 in the three months ended June 30, 2005, from $393,032 in the comparable prior year period. This decrease is primarily attributable to the Company’s continued efforts to contain operating costs in all areas. As a percentage of our quarterly revenues, general and administrative expenses in the second quarter of this year decreased to 55% from 79% in the comparable quarter of last year. This decrease was primarily attributable to the overall increase in the Company’s operating revenues in the second quarter of this year as compared to the same period of the prior year relative to the general and administrative cost incurred for each period.
     Sales and Marketing Expenses. Our sales and marketing expenses decreased $64,159 (or approximately 31%) to $140,494 in the three months ended June 30, 2005, from $204,653 in the comparable prior year period. This decrease is primarily attributable to the Company’s continued efforts to contain costs in all areas. As a percentage of our quarterly revenues, sales and marketing expenses in the second quarter of this year decreased to approximately 23% from approximately 41% for the comparable prior year period. This decrease was primarily attributable to the overall change in the Company’s operating revenues in the second quarter of this year as compared to the same period of the prior year relative to the sales and marketing costs incurred for each period.
     Research and Development Expenses. Our research and development expenses decreased $44,779 (or approximately 27%) to $118,602 in the three months ended June 30, 2005, from $163,381 in the comparable prior year period. As a percentage of our total quarterly revenues, research and development expenses in the second quarter of 2005 decreased to 20% from 33% in the comparable prior year quarter. This decrease is primarily attributable to the Company’s continued efforts to contain costs in all areas.
     Non-Operating Items. Other expenses increased $6,219 (or approximately 17%) to $42,830 in the three months ended June 30, 2005, from $36,611 in the comparable prior year period. The largest expense in this category is interest expense. Interest expense increased $7,137 (or approximately 19%) to $44,707 in the three months ended June 30, 2005 as compared to $37,570 in the comparable prior year period primarily due to additional interest expense incurred related to certain shareholder advances.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     Revenues. Our total operating revenues decreased by $115,240 (or approximately 9%) to $1,148,279 in the six months ended June 30, 2005, from $1,263,519 in the comparable prior year period. This decrease was primarily attributable to decreased service revenues due primarily to a short-term reduction in project related activities, as well as reduced product sales. This decrease was partially offset by increases in revenues primarily from the sale of licenses, maintenance and support contracts.
     Cost of Revenues. Our total cost of revenues decreased $117,111 (or approximately 21%) to $442,200 in the six months ended June 30, 2005, from $559,311 in the comparable prior year period. This decrease was primarily due to the sale of software licenses for which there are no concurrent costs.
     Gross Profit and Margins. Our gross profit increased $1,871 (or approximately 0.3%) to $706,079 in the six months ended June 30, 2005, from $704,208 in the comparable prior year period. We experienced a corresponding gross margin increase to approximately 61% for the six months ended June 30, 2005 from approximately 56% for the comparable prior year period. This increase was primarily attributable to the sale of software licenses for which there are no concurrent costs.
     General and Administrative Expenses. Our general and administrative expenses decreased $93,290 (or approximately 12%) to $681,409 in the six months ended June 30, 2005, from $774,699 in the comparable prior year period. As a percentage of our revenues, general and administrative expenses in the first six months of this year decreased to 58% from 61% for the comparable prior year period. These decreases are primarily attributable to the Company’s continued efforts to contain operating costs in all areas.
     Sales and Marketing Expenses. Our sales and marketing expenses decreased $133,961 (or approximately 31%) to $299,861 in the six months ended June 30, 2005, from $433,822 in the comparable prior year period. As a percentage of our revenues, sales and marketing expenses for the first six months of this year decreased to 26% from 34% in the comparable prior year period. These decreases are primarily attributable to the Company’s continued efforts to contain operating costs in all areas.
     Research and Development Expenses. Our research and development expenses decreased $77,072 (or approximately 25%) to $229,688 in the six months ended June 30, 2005, from $306,760 in the comparable prior year period. As a percentage of our total revenues, research and development expenses in the first six months of this year decreased to 20% from 24% for the comparable prior year period. These decreases are primarily attributable to the Company’s continued efforts to contain operating costs in all areas.
     Non-Operating Items. Other expenses decreased $9,965 (or approximately 11%) to $79,159 in the six months ended June 30, 2005, from $89,124 in the comparable prior year period, primarily as a consequence of nonrecurring penalties paid in March 2004 related to the final settlement of a delinquent tax obligation.
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
     On October 1, 2003, the Company restructured substantially all of its short-term investor debt. Under the restructured debt instruments, approximately 90% of the principal balance is not payable until the fourth quarter of 2006. Also during 2003, there continued to be some conversion and satisfaction of our existing debt and the major portion (86%) of this debt was renegotiated on October 1, 2003 and the notes representing this portion of the debt were converted to non-interest bearing and non-convertible notes and extended to December 31, 2006. Thirteen percent (13%) of the debt became short-term debt on January 1, 2004. On October 29, 2004 and again on March 15, 2005, the holder of the senior secured note with a recorded balance amounting to $602,052 of principle and accrued interest as of June 30, 2005 (the “Note”) demanded payment in full. On March 15, 2005, the holder of this Note has indicated that, in the absence of immediate resolution of this matter, the holder will explore immediate foreclosure on its secured interest under the Note, which consists of substantially all of the assets of the Company. According to its terms, this Note became due and payable in full on January 1, 2003. As previously disclosed, the Company has not made, and cannot make, any such payment at this time. The Company is currently in discussions with the holder of this Note and hopes to negotiate a settlement to this demand that will be mutually acceptable to both parties; however, no assurance can be given that the Company will be successful in this endeavor.
     During the second quarter of 2004, the Company advanced $75,000 to a company involved with the development of a patented directional RFID tag tracking and reporting process. These advances were evidenced by promissory notes that were collateralized by exclusive rights to certain patents, bore interest at the prime rate plus 2% and were due to be repaid no later than May 31, 2005. The Company believes that investments such as these are an important element of its growth strategy in the area of RFID systems and wireless applications. The outstanding balance, including interest accrued thereon, was satisfied in February 2005 by a third party. The Company will transfer its security interest to that third party and will have no further obligation or involvement with this instrument.
     During the quarter ended December 31, 2004, pursuant to its common stock purchase agreement with the Company entered into on June 28, 2004, Fusion Capital purchased 250,000 shares of the

Company’s Common Stock at $0.20 per share resulting in aggregate proceeds of $50,000. During the third and fourth quarters of 2004, the Company received advances from certain of its existing shareholders of $601,000 in the aggregate for short-term working capital purposes. During the quarters ended March 31 and June 30, 2005, the Company received additional advances from those shareholders amounting to $225,000 and $130,000, respectively, representing aggregate advances of $355,000 for the first six months of 2005. Total shareholder advances as of June 30, 2005 amount to $956,000 and an additional $300,000 was received during July 2005. Of the amount received during the first six months of 2005, the Company has agreed to repay, by September 2005, $255,000 with interest at 8% per annum, from the proceeds of accounts receivable collections. Definitive terms for repayment of the remaining $701,000 have yet to be agreed upon though it is expected that the Company will repay these advances using the proceeds from future financings and/or cash generated from future operations, if and when such may occur. The Company is not currently paying or accruing any interest related to this remaining balance. Also during the fourth quarter of 2004, the Company raised an additional $50,000 in working capital through the private sale of 250,000 shares of common stock and 125,000 warrants with an exercise price of $0.40 and term of five years.
     With respect to our trade accounts payable, where permitted under securities laws, we have satisfied and expect to continue to satisfy certain of our unsecured obligations to third parties through restricted stock grants.
     Need for Additional Liquidity. At June 30, 2005, IBSS had a working capital deficit of $2,501,685. As noted in the Company’s Annual Report on Form 10-KSB, as filed with the Commission, the Company’s independent registered public accounting firm’s report for the year ended December 31, 2004 includes an explanatory paragraph to their audit opinion stating that the Company’s 2004 net loss, accumulated deficit and working capital deficiency raise substantial doubt about our ability to continue as a going concern. IBSS incurred an operating cash flow deficit of $1,169,339 for the year ended December 31, 2004 and incurred an additional operating cash flow deficit of $491,922 for the first six months of 2005. In addition, during 2004 and continuing into the first quarter of 2005, the Company has experienced a decline in revenues from its largest customer without a corresponding increase in revenues from other sources. Further, IBSS does not currently have sufficient financial resources to fund our operations. There can be no assurance as to if or when revenues from this customer as well as new sources will increase. Without such increases or an additional capital infusion, or both, the Company will not be able to meet its current and future financial obligations.
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
     Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its clients and generally does not require collateral. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible are included in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes all accounts receivable are fully collectable and, therefore, has not established a bad debt reserve or allowance as of June 30, 2005. However, actual write-offs may occur on the outstanding accounts receivable balances.
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

Item 3. Controls and Procedures
     The Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer and principal accounting officer), respectively, have concluded, based on their evaluation as of June 30, 2005, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting in the second quarter of 2005 or in the other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 3. Defaults Upon Senior Securities
     As previously reported, the Company currently is in default on the payment of principal and interest under a senior secured note issued on January 1, 2003 (the “Note”) with a recorded balance of $602,052 as of June 30, 2005. On October 29, 2004 and again on March 15, 2005, the holder of the Note demanded payment of principal and accrued interest in full. According to its terms, the Note became due and payable in full on January 1, 2004. Under the terms of the Note, nonpayment of principal and interest constitutes an Event of Default that entitles the holder thereof to demand payment in full in his discretion. On March 15, 2005, the holder of the Note indicated that, in the absence of immediate resolution of this matter, the holder will explore immediate foreclosure on its secured interest under the note, which consists of substantially all of the assets of the Company. The Company has not made, and cannot make, any such payment at this time. The Company is currently in discussions with the holder of this Note and hopes to negotiate a settlement to this demand that will be mutually acceptable to both parties; however, no assurance can be given that the Company will be successful in this endeavor.
Item 6. Exhibits
     (a) Exhibits. The following exhibits are filed with this report:

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

Date: August 11, 2005	INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
(Registrant)

	By:	/s/ George E. Mendenhall

George E. Mendenhall
Chief Executive Officer
(principal executive officer)

	By:	/s/ Michael P. Bernard

Michael P. Bernard
Chief Financial Officer
(principal financial officer and principal accounting officer)