Form 10QSB
period 2005-09-30
INTEGRATED BUSINESS SYSTEMS & SERVICES INC
filed 2005-11-14
CIK 1040863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☐
At October 18, 2005, the small business issuer had outstanding 32,544,202 shares of no par value common stock, its only class of common equity.
Transitional Small Business Disclosure Format (check one) ☐ Yes ☑ No

Integrated Business Systems and Services, Inc.
Form 10-QSB
Quarter Ended September 30, 2005

			Page
			Number
PART I	FINANCIAL INFORMATION

	Item 1.	Condensed Financial Statements — Unaudited	4
	Item 2.	Management’s Discussion and Analysis or Plan of Operation	11
	Item 3.	Controls and Procedures	18

PART II	OTHER INFORMATION

	Item 3.	Defaults Upon Senior Securities	19
	Item 6.	Exhibits	19

Signatures			20
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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Information
Integrated Business Systems and Services, Inc.
Condensed Balance Sheets
(Unaudited)

	September 30, 2005	December 31, 2004

ASSETS:
Current assets:
Cash and cash equivalents	$16,341	$105,084
Accounts receivable, trade	129,547	66,637
Interest receivable	—	3,065
Notes receivable	—	75,000
Prepaid expenses	56,277	19,646

Total current assets	202,165	269,432

Capitalized software costs, net	2,737	10,948
Property and equipment, net	185,853	256,911
Interest receivable, non current	42,978	37,331
Other assets	50,000	50,000

Total assets	$483,733	$624,622

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY:
Current liabilities:
Convertible notes payable, net of discount	$647,184	$558,439
Shareholder advances	1,151,000	601,000
Current portion of long-term debt	309,872	309,131
Accounts payable	143,360	52,510
Accrued liabilities:
Accrued compensation and benefits	128,663	160,166
Accrued payroll taxes	4,905	29,649
Accrued professional fees	382,068	326,241
Accrued interest	72,265	55,857
Accrued rent	8,000	15,000
Other	9,101	7,090
Deferred revenue	66,597	134,873

Total current liabilities	2,923,015	2,249,956

Long-term debt, net of current portion	2,864,421	2,872,251

Total liabilities	5,787,436	5,122,207

Shareholders’ deficiency:
Preferred stock, undesignated par value, 10,000,000 shares, none authorized or issued	—	—
Common stock, no par value, 200,000,000 shares authorized, 32,544,202 and 32,506,144 shares outstanding at September 30, 2005 and December 31, 2004, respectively	21,702,733	21,683,495
Notes receivable officers/directors	(131,080)	(131,080)
Accumulated deficit	(26,875,356)	(26,050,000)

Total shareholders’ deficiency	(5,303,703)	(4,497,585)

Total liabilities and shareholders’ deficiency	$483,733	$624,622

The accompanying notes are an integral part of these condensed financial statements.

Integrated Business Systems and Services, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Revenues

Services	$362,223	$337,754	$1,216,865	$1,447,739
Licenses	17,282	—	166,548	16,000
Maintenance and support	64,135	28,428	165,806	85,283
Product resales	425,036	25,402	467,736	106,081

Total revenues	868,676	391,584	2,016,955	1,655,103

Cost of revenues	582,240	253,393	1,024,440	812,704

Gross profit	286,436	138,191	992,515	842,399

Operating expenses

General and administrative	293,173	438,485	974,582	1,213,184
Sales and marketing	90,484	182,824	390,345	616,645
Product development	99,631	140,710	329,319	447,470

Total operating costs	483,288	762,019	1,694,246	2,277,299

Loss from operations	(196,852)	(623,828)	(701,731)	(1,434,900)

Other income (loss and expenses)

Other income (expenses)	1,987	4,767	6,022	(5,731)
Interest expense	(46,453)	(38,398)	(129,647)	(117,025)

Total other expenses	(44,466)	(33,631)	(123,625)	(122,756)

Net Loss	$(241,318)	$(657,459)	$(825,356)	$(1,557,656)

Loss per share

Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Diluted weighted average shares outstanding	32,544,202	31,555,204	32,526,942	29,318,504
The accompanying notes are an integral part of these condensed financial statements.

Integrated Business Systems and Services, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
Operating activities
Net loss	$(825,356)	$(1,557,656)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	82,346	105,359
Amortization of software costs	8,211	49,488
Non-cash interest expense	97,781	84,340
Issuance of stock in payment of accounts payable and accrued liabilities	18,900	106,290
Provision for uncollectible accounts receivable	—	119,020
Changes in operating assets and liabilities:
Accounts receivable	(62,910)	(11,451)
Interest receivable	(2,582)	(5,692)
Prepaid expenses and other assets	(5,657)	6,367
Accounts payable	90,850	32,171
Accrued expenses	9,637	(77,105)
Deferred revenue	(68,276)	18,365

Cash used in operating activities	(657,056)	(1,130,504)

Investing activities
Purchases of property and equipment	(11,287)	(9,405)
Notes receivables	75,000	(75,000)
Related party receivables, net	—	—

Cash provided by (used in) investing activities	63,713	(84,405)

Financing activities
Payments on notes payable	(38,650)	(77,066)
Shareholder advances, net	550,000	401,000
Payments on long-term debt	(7,088)	—
Proceeds from issuance of common stock	—	725,000
Proceeds from exercise of common stock options and warrants	338	744

Cash provided by financing activities	504,600	1,049,678

Net decrease in cash	(88,743)	(165,231)
Cash and cash equivalents at beginning of period	105,084	214,925

Cash and cash equivalents at end of period	$16,341	$49,694

The accompanying notes are an integral part of these condensed financial statements.

Integrated Business Systems and Services, Inc.
Notes To Consolidated Condensed Financial Statements
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, please refer to the audited financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2004, as filed with the Commission.
2. Going Concern
     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, Integrated Business Systems and Services, Inc. (“IBSS” or the “Company”) had a working capital deficiency and an accumulated deficit of $2,720,850 and $26,875,356, respectively, at September 30, 2005. In addition, the Company has experienced a significant decline in revenues from its largest customer without a sufficient increase in revenues from other sources. Further, as disclosed below, the Company currently is in default on the payment of principal and interest under a senior secured note issued January 1, 2003, which amended and restated certain notes issued in 2001 and 2002. The holder of this note has demanded payment of principal and interest of $636,859 as of September 30, 2005. The Company cannot make any such payment at this time. Without an increase in revenues from any source or an additional capital infusion, or both, the Company will not be able to meet its current and future financial obligations.
     Ultimately, IBSS’ viability as a going concern is dependent upon its ability to generate positive cash flows from operations, maintain adequate working capital and obtain satisfactory long-term financing. However, there can be no assurance that the Company will be able to generate additional revenues, profits or capital in sufficient amounts or within the time frame necessary to provide the cash required to operate the business. In that event, the Company may be forced to discontinue its operations.
     The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should IBSS be unable to continue as a going concern. IBSS’ plans include the following, although it is not possible to predict the ultimate outcome of IBSS’ efforts:
     Shareholder Advances and Investor Debt. During the third and fourth quarters of 2004, the Company received advances from certain of its existing shareholders of $601,000 in the aggregate for short-term working capital purposes. During the quarters ended March 31, June 30 and September 30, 2005, the Company received additional advances from those shareholders amounting to $225,000, $130,000 and $400,000, respectively, representing aggregate advances of $755,000 for the first nine months of 2005. Total shareholder advances received through September 30, 2005 aggregated $1,356,000. Of the amount received during the first nine months of 2005, the Company has repaid, as of September 30, 2005, $205,000 with interest at 8% per annum amounting to $6,006. The Company has agreed to repay an additional $50,000, also with interest at 8% per annum, during the fourth quarter of 2005, from the proceeds of accounts receivable collections. Definitive terms for repayment of the remaining $1,151,000 have yet to be agreed upon, though it is expected that the Company will repay these advances using the proceeds from future financings and/or cash generated from future operations, if and when such may occur. Further, the Company received additional advances aggregating $200,000 in October 2005. The Company is not currently paying or accruing any interest related to this remaining balance. Also during the fourth quarter of 2004, the Company raised an additional $50,000 in working capital through the private sale of 250,000 shares of common stock and 125,000 warrants with an exercise price of $0.40 and term of five years.
     On October 1, 2003, IBSS restructured substantially all of its then short-term investor debt. Under the restructured debt instruments, approximately 90% of the principal balance is not payable until the fourth quarter of 2006. In the months since the issuance of IBSS’ currently outstanding convertible debt, holders of a portion of this debt have converted the principal and accrued interest on all or a portion of their debt into common stock. Although these conversions have reduced IBSS’ principal and interest obligations, IBSS is currently faced with principal and interest obligations on the remaining convertible debt that it will not be able to satisfy from currently projected cash flows from operations. In this regard, the holder of a senior secured note with a recorded balance amounting to $636,859 of principal and accrued interest as of September 30, 2005 (the “Note”) representing the largest portion of the remainder of this debt, has demanded payment in full. According to its terms, this Note became due and payable in full on January 1, 2004. The Company has not made, and cannot make, any such payment at this time. The Company is investigating the circumstances surrounding the execution and approval of the Note and disputes the amount it may owe under the Note. The Company will continue in its efforts to negotiate a settlement to this demand that would be mutually acceptable to both parties; however, no assurance can be given that the Company will be successful in this endeavor.
     Additional Capital. IBSS is seeking to raise additional capital during 2005 through the private placement of convertible debt or equity securities, or both. Because of several factors, including the operating, market and industry risks associated with an investment in its common stock, the fact that IBSS’ common stock is no longer traded on the Nasdaq Stock Market and is currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) maintained by the National Association of Securities Dealers , Inc. (“NASD”), and the continued weakness in the capital markets in general and the technology sectors in particular, IBSS may experience difficulty in raising additional financing until its operating results or overall market conditions reflect sustained improvement.
3. New Accounting Standards
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, Inventory Costs, (“SFAS 151”), an amendment of Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. SFAS 51, which is effective for annual periods beginning after June 15, 2005, requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges. The adoption of SFAS 151 is not expected to have a material effect on the Company’s financial position or results of operations.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, (“SFAS 153”) Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”). This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. The adoption of SFAS 153 is not expected to have a material effect on the Company’s financial position or results of operations.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 requires, unless impracticable, retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2006 and does not anticipate that the adoption of this standard will have a material effect on the Company’s results of operations, financial position, or cash flows.
4. Stock Based Compensation
     The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, no compensation expense is recognized for stock or stock options issued at fair value. For stock options granted at exercise prices below the estimated fair value, the Company records deferred compensation expense for the difference between the exercise price of the shares and the estimated fair value. The deferred compensation expense is amortized ratably over the vesting period of the individual options. For performance based stock options, the Company records compensation expense related to these options over the performance period.
     In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), effective for the quarter ending March 31, 2006, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” In April 2005, the SEC announced that it had approved a phased in implantation process for SFAS 123(R) that extended the Company’s effective date for adopting this statement an additional six months. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, only recognizes compensation cost for employee stock options to the extent that options have been issued below the fair market value of the underlying stock on the date of grant. Accordingly, the adoption of SFAS 123’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income below.
     Had compensation cost for options granted under the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the Company’s net income and earnings per share would have changed to the pro forma amounts listed below:

	Nine Months Ended September 30,
	2005	2004

Net loss:
As reported	$(825,356)	$(1,557,656)

Add: stock-based compensation expense included in reported net income	—	—

Deduct: stock based compensation expense determined under the fair value based method for all awards	(69,398)	(139,943)

Pro forma net loss	$(894,754)	$(1,697,599)

Net loss per common share:
As reported:
Basic and diluted	$(0.03)	$(0.05)
Pro forma:
Basic and diluted	$(0.03)	$(0.06)
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
     No options were granted under the Option Plans during the three months ended September 30, 2005 and 2004.
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

     IBSS believes its products and services are gaining recognition and interest in the marketplace. However, the Company continues to have severe cash flow and liquidity concerns and a working capital deficiency. As noted in the Company’s Annual Report on Form 10-KSB, as filed with the Commission, the report of the Company’s independent registered public accounting firm regarding the Company’s financial statements for the three years ended December 31, 2004, indicates that there is substantial doubt about the Company’s ability to continue as a going concern.
     In addition, the Company currently is in default on the payment of principal and interest under a senior secured note issued on January 1, 2003, which amended and restated certain notes issued in 2001 and 2002. The holder of this note has demanded payment in full of principal and interest due under such note amounting to $636,859 as of September 30, 2005. This note is secured by substantially all of the assets of the Company. The Company cannot make any such payment at this time. The Company is investigating the circumstances surrounding the execution and approval of the Note and disputes the amount it may owe under the Note. See “Liquidity and Capital Resources” below.
Results of Operations
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Revenues. Our total operating revenues increased by $477,092 (or approximately 122%) to $868,676 in the three months ended September 30, 2005, from $391,584 in the comparable prior year period. While all components of revenue increased, revenues from product re-sales contributed almost $400,000, or 84% of this increase. The increase in revenue is primarily attributable to revenue from resales of hardware that we purchase from third parties, enhance by adding our SynapseTM powered software systems and then resell to our customers. Revenues from additional sales of licenses and related maintenance services also increased.
     Cost of Revenues. Our total cost of revenues increased $328,847 (or approximately 130%) to $582,240 in the three months ended September 30, 2005, from $253,393 in the comparable prior year period. This increase was primarily due to the additional costs associated with the increase in product reselling activities during this period, including the purchase price of the hardware discussed above.
     Gross Profit and Margins. Our gross profit increased $148,245 (or approximately 107%) to $286,436 in the three months ended September 30, 2005, from $138,191 in the comparable prior year period. This increase was primarily attributable to additional sales volume experienced during the period. Gross margin decreased to approximately 33% for the three months ended September 30, 2005 from approximately 35% for the comparable prior year period. This decrease relative to the change in period-to-period revenues was primarily attributable to the higher cost associated with hardware sales.
     General and Administrative Expenses. Our general and administrative expenses decreased $145,312 (or approximately 33%) to $293,173 in the three months ended September 30, 2005, from $438,485 in the comparable prior year period. This decrease is primarily attributable to a nonrecurring provision for uncollectible customer accounts receivable recognized in the three-month period ending September 30, 2004 in addition to the Company’s continued efforts to contain operating costs in all areas. As a percentage of our quarterly revenues, general and administrative expenses in the third quarter of this year decreased to 34% from 112% in the comparable quarter of last year. This decrease was primarily attributable to the overall increase in the Company’s operating revenues combined with the significant reduction in general and administrative expenses in the third quarter of this year as compared to the same period of the prior year.

     Sales and Marketing Expenses. Our sales and marketing expenses decreased $92,340 (or approximately 51%) to $90,484 in the three months ended September 30, 2005, from $182,824 in the comparable prior year period. This decrease is primarily attributable to the Company’s continued efforts to contain costs in all areas. As a percentage of our quarterly revenues, sales and marketing expenses in the third quarter of this year decreased to approximately 10% from approximately 47% for the comparable prior year period. This decrease was primarily attributable to the overall change in the Company’s operating revenues in the third quarter of this year as compared to the same period of the prior year relative to the sales and marketing costs incurred for each period.
     Product Development Expenses. Our product development expenses decreased $41,079 (or approximately 29%) to $99,631 in the three months ended September 30, 2005, from $140,710 in the comparable prior year period. This decrease is primarily attributable to the Company’s continued efforts to contain costs in all areas. As a percentage of our total quarterly revenues, product development expenses in the third quarter of 2005 decreased to 11% from 36% in the comparable prior year quarter. This decrease was primarily attributable to the overall change in the Company’s operating revenues in the third quarter of this year as compared to the same period of the prior year relative to the product development costs incurred for each period.
     Non-Operating Items. Other expenses increased $10,835 (or approximately 32%) to $44,466 in the three months ended September 30, 2005, from $33,631 in the comparable prior year period. The largest expense in this category is interest expense. Interest expense increased $8,055 (or approximately 21%) to $46,453 in the three months ended September 30, 2005 as compared to $38,398 in the comparable prior year period primarily due to additional interest expense incurred related to certain shareholder advances.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     Revenues. Our total operating revenues increased by $361,852 (or approximately 22%) to $2,016,955 in the nine months ended September 30, 2005, from $1,655,103 in the comparable prior year period. The increase is primarily attributable to revenue from resales of hardware that we purchase from third parties, enhance by adding our SynapseTM powered software systems and then resell to our customers. Revenues from sales of licenses and related maintenance and hardware also increased due to the installation of SynapseTM powered software systems in several additional locations during the period for the Company’s second largest customer. This increase was partially offset by decreases in other project related revenues during the period.
     Cost of Revenues. Our total cost of revenues increased $211,736 (or approximately 26%) to $1,024,440 in the nine months ended September 30, 2005, from $812,704 in the comparable prior year period. This increase was primarily due to the additional costs associated with the increase in product reselling activities during this period, including the purchase price of the hardware described above.
     Gross Profit and Margins. Our gross profit increased $150,116 (or approximately 18%) to $992,515 in the nine months ended September 30, 2005, from $842,399 in the comparable prior year period. We experienced a corresponding gross margin decrease to approximately 49% for the nine months ended September 30, 2005 from approximately 51% for the comparable prior year period. This decrease relative to the change in period-to-period revenues was primarily attributable to the higher cost associated with hardware sales.
     General and Administrative Expenses. Our general and administrative expenses decreased $238,602 (or approximately 20%) to $974,582 in the nine months ended September 30, 2005, from $1,213,184 in the comparable prior year period. This decrease is primarily attributable to a non recurring provision for uncollectible customer accounts receivable recognized in the nine-month period ending September 30, 2004 in addition to the Company’s continued efforts to contain operating costs in all areas. As a percentage of our revenues, general and administrative expenses in the first nine months of this year decreased to 48% from 73% for the comparable prior year period. This decrease was primarily attributable to the overall increase in the Company’s operating revenues combined with the significant reduction in general and administrative expenses in the third quarter of this year as compared to the same period of the prior year.
     Sales and Marketing Expenses. Our sales and marketing expenses decreased $226,300 (or approximately 37%) to $390,345 in the nine months ended September 30, 2005, from $616,645 in the comparable prior year period. As a percentage of our revenues, sales and marketing expenses for the first nine months of this year decreased to 19% from 37% in the comparable prior year period. These decreases are primarily attributable to the Company’s continued efforts to contain operating costs in all areas as well as the overall change in the Company’s operating revenues for the nine months ended September 30, 2005 as compared to the same period of the prior year relative to the sales and marketing costs incurred for each period.
     Product Development Expenses. Our product development expenses decreased $118,151 (or approximately 26%) to $329,319 in the nine months ended September 30, 2005, from $447,470 in the comparable prior year period. As a percentage of our total revenues, research and development expenses in the first nine months of this year decreased to 16% from 27% for the comparable prior year period. These decreases are primarily attributable to the Company’s continued efforts to contain operating costs in all areas as well as the overall change in the Company’s operating revenues for the nine months ended September 30, 2005 as compared to the same period of the prior year relative to the product development costs incurred for each period.
     Non-Operating Items. Other expenses increased $869 (or approximately 0.7%) to $123,625 in the nine months ended September 30, 2005 from $122,756 in the comparable prior year period. This change is primarily due to an increase in interest expense which was almost entirely offset by a reduction in other expenses due to nonrecurring penalties paid in March 2004 related to the final settlement of a delinquent tax obligation.
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
     On October 1, 2003, the Company restructured substantially all of its short-term investor debt. Under the restructured debt instruments, approximately 90% of the principal balance is not payable until the fourth quarter of 2006. Also during 2003, there continued to be some conversion and satisfaction of our existing debt and the major portion (86%) of this debt was renegotiated on October 1, 2003 and the notes representing this portion of the debt were converted to non-interest bearing and non-convertible notes and their maturity dates were extended to December 31, 2006. Thirteen percent (13%) of the debt became short-term debt on January 1, 2004. On October 29, 2004 and again on March 15, 2005, the holder of the senior secured note with a recorded balance amounting to $636,859 of principal and accrued interest as of September 30, 2005 (the “Note”) demanded payment in full. On March 15, 2005, the holder of this Note has indicated that, in the absence of immediate resolution of this matter, the holder will explore immediate foreclosure on its secured interest under the Note, which consists of substantially all of the assets of the Company. According to its terms, this Note became due and payable in full on January 1, 2004. As previously disclosed, the Company has not made, and cannot make, any such payment at this time. The Company is investigating the circumstances surrounding the execution and approval of the Note and disputes the amount it may owe under the Note. The Company will continue in its efforts to negotiate a settlement to this demand that will be mutually acceptable to both parties; however, no assurance can be given that the Company will be successful in this endeavor.
     During the quarter ended December 31, 2004, pursuant to its common stock purchase agreement with the Company entered into on September 28, 2004, Fusion Capital purchased 250,000 shares of the Company’s Common Stock at $0.20 per share resulting in aggregate proceeds of $50,000. During the third and fourth quarters of 2004, the Company received advances from certain of its existing shareholders of $601,000 in the aggregate for short-term working capital purposes. During the quarters ended March 31, June 30 and September 30, 2005, the Company received additional advances from those shareholders amounting to $225,000, $130,000 and $400,000, respectively, representing aggregate advances of $755,000 for the first nine months of 2005. Total shareholder advances received through September 30, 2005 aggregated $1,356,000. Of the amount received during the first nine months of 2005, the Company has repaid, as September 2005, $205,000 with interest at 8% per annum amounting to $6,006. The Company has agreed to repay an additional $50,000, also with interest at 8% per annum, during the fourth quarter of 2005, from the proceeds of accounts receivable collections. Definitive terms for repayment of the remaining $1,151,000 have yet to be agreed upon, though it is expected that the Company will repay these advances using the proceeds from future financings and/or cash generated from future operations, if and when such may occur. Further, the Company received an additional advance of $100,000 on October 5, 2005. The Company is not currently paying or accruing any interest related to this remaining balance. Also during the fourth quarter of 2004, the Company raised an additional $50,000 in working capital through the private sale of 250,000 shares of common stock and 125,000 warrants with an exercise price of $0.40 and a term of five years.
     With respect to our trade accounts payable, where permitted under securities laws, we have satisfied and expect to continue to satisfy certain of our unsecured obligations to third parties through restricted stock grants.
     Need for Additional Liquidity. At September 30, 2005, IBSS had a working capital deficit of $2,720,850. As noted in the Company’s Annual Report on Form 10-KSB, as filed with the Commission, the Company’s independent registered public accounting firm’s report for the year ended December 31, 2004 includes an explanatory paragraph to their audit opinion stating that the Company’s 2004 net loss, accumulated deficit and working capital deficiency raise substantial doubt about our ability to continue as a going concern. IBSS incurred an operating cash flow deficit of $1,169,339 for the year ended December 31, 2004 and incurred an additional operating cash flow deficit of $657,056 for the first nine months of 2005. In addition, during 2004 and continuing into 2005, the Company has experienced a decline in services revenues from its largest customer without a sufficient increase in such revenues from other sources. Further, IBSS does not currently have adequate financial resources to fund our operations. There can be no assurance as to if or when revenues from this customer as well as new sources will increase. Without such increases or an additional capital infusion, or both, the Company will not be able to meet its current and future financial obligations.
     We will seek to raise additional funds from the private placement of additional debt, equity or equity-linked securities. Because of several factors, including the operating, market and industry risks associated with an investment in our common stock; the inclusion of a going concern paragraph in our annual independent registered public accounting firm’s report; the fact that our common stock is traded on the OTCBB; the continued weakness in the capital markets in general and the technology sector in particular; and the other factors described in Exhibit 99.1 of our Annual Report on Form 10-KSB, we may experience difficulty in obtaining additional financing until our operating results or overall market conditions reflect sustained improvement. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, operating results, financial condition and prospects, which may include the discontinuance of operations.
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
     Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its clients and generally does not require collateral. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible are included in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes all accounts receivable are fully collectable and, therefore, has not established a bad debt reserve or allowance as of September 30, 2005. However, actual write-offs may occur on the outstanding accounts receivable balances.

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
Item 3. Controls and Procedures
     The Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer and principal accounting officer), respectively, have concluded, based on their evaluation as of September 30, 2005, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting in the third quarter of 2005 or in the other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 3. Defaults Upon Senior Securities
     As previously reported, the Company currently is in default on the payment of principal and interest under a senior secured note issued on January 1, 2003 (the “Note”) with a recorded balance of $636,859 as of September 30, 2005. On October 29, 2004 and again on March 15, 2005, the holder of the Note demanded payment of principal and accrued interest in full. According to its terms, the Note became due and payable in full on January 1, 2004. Under the terms of the Note, nonpayment of principal and interest constitutes an Event of Default that entitles the holder thereof to demand payment in full in his discretion. On March 15, 2005, the holder of the Note indicated that, in the absence of immediate resolution of this matter, the holder will explore immediate foreclosure on its secured interest under the Note, which consists of substantially all of the assets of the Company. The Company has not made, and cannot make, any such payment at this time. The Company is investigating the circumstances surrounding the execution and approval of the Note and disputes the amount it may owe under the Note. The Company will continue in its efforts to negotiate settlement to this demand that would be mutually acceptable to both parties; however, no assurance can be given that the Company will be successful in this endeavor.
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

Date: November 11, 2005	INTEGRATED BUSINESS SYSTEMS AND SERVICES, INC.
(Registrant)

	By:	/s/ George E. Mendenhall
George E. Mendenhall
Chief Executive Officer
(principal executive officer)

	By:	/s/ Michael P. Bernard
Michael P. Bernard
Chief Financial Officer
(principal financial officer and principal accounting officer)